Form 10-Q
period 1999-09-30
APPLE SUITES INC
filed 1999-11-15
CIK 1084681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to

                        Commission File Number 333-77055

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                            54-1933472
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)

      306 EAST MAIN STREET
       RICHMOND, VIRGINIA                                      23219
(Address of principal executive offices)                    (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --

At November 1, 1999, there were outstanding 2,868,771 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                  Page Number
PART I.    FINANCIAL INFORMATION                                  -----------

       Item 1.   Financial Statements (Unaudited)
                 APPLE SUITES, INC.

                    Consolidated Balance Sheets -                       4
                    As of September 30, 1999 and March 26, 1999

                    Consolidated Statement of Operations -             5
                    Three months ended September 30, 1999

                    Consolidated Statement of Cash Flows -             6
                    Three months ended September 30, 1999

                    Notes to Consolidated Financial Statements         7

                 APPLE SUITES MANAGEMENT, INC. ("LESSEE")

                    Consolidated Balance Sheet -                      13
                    As of September 30, 1999

                    Consolidated Statement of Operations-             14
                    Three months ended September 30, 1999

                    Consolidated Statement of Cash Flows-             15
                    Three months ended September 30, 1999

                    Notes to Consolidated Financial Statements        16

         Item 2. Management's Discussion and Analysis                 19
                 of Financial Condition and Results of
                 Operations

         Item 3. Quantitative and Qualitative Disclosures             24
                 about Market Risk

PART II.      OTHER INFORMATION:

         Item 1.   Legal Proceedings (not applicable).

         Item 2.   Changes in Securities and Use of Proceeds          25

         Item 3.   Defaults Upon Senior Securities
                   (not applicable).

         Item 4.   Submission of Matters to a Vote of
                   Security Holders (not applicable).

         Item 5.   Other Information (not applicable)

         Item 6.   Exhibits and Reports on Form 8-K                   26

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              September 30,       March 26,
                                                  1999              1999
                                              -------------      ------------

ASSETS


Investment in hotel properties-net of
   accumulated depreciation of $97,510        $ 36,292,592               -
Cash and cash equivalents                       10,924,786       $     100
Rent receivable from Apple Suites
   Management, Inc.                                417,306               -
Due from Apple Suites Management, Inc.             301,636               -
Prepaid expenses                                     4,522               -
Other assets                                        48,577               -
                                             ---------------    ------------

Total Assets                                  $ 47,989,419       $     100
                                             ===============    ============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable                                 $ 26,625,000                -
Accounts payable                                     8,303                -
Accrued expenses                                   664,082                -
                                             ---------------    ------------

Total Liabilities                               27,297,385                -

Shareholders' equity
Common stock, no par value, authorized
   200,000,000 shares; issued and
   outstanding 2,532,147 shares                 20,629,326      $       100
Class B convertible stock, no par value,
   authorized 240,000 shares; issued and
   outstanding 240,000  shares                      24,000                -
Net income  greater than distributions              38,708                -
                                             ---------------    ------------

Total Shareholders' Equity                      20,692,034              100
                                             ---------------    ------------

Total Liabilities and Shareholders' Equity    $ 47,989,419       $      100
                                             ===============    ============

See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENT  OF OPERATIONS (UNAUDITED)



                                                             Three Months Ended
                                                                September 30,
                                                                    1999
                                                              ----------------
REVENUES:
           Percentage lease revenue                               $ 417,306
           Interest income and other revenue                         64,370

EXPENSES:
           Taxes, insurance and other                                79,729
           General and administrative                                36,028
           Depreciation                                              97,510
           Interest expense                                         229,701
                                                              ----------------

                                             Total expenses         442,968
                                                              ----------------

Net income                                                        $  38,708
                                                              ================

Basic and diluted earnings per common share                       $    0.02
                                                              ================

Distributions per common share                                    $       -
                                                              ================

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                            Three Months Ended
                                                               September 30,
                                                                   1999
                                                          --------------------

Cash flow from operating activities:

   Net income                                                      $38,708
   Adjustments to reconcile net income to net cash
       provided by operating activities
   Depreciation                                                     97,510
     Changes in operating assets and liabilities:
       Prepaid expenses                                             (4,522)
       Due from Apple Suites Management, Inc.                     (455,592)
       Other assets                                                (48,577)
       Accounts payable                                              8,303
       Accrued expenses                                            153,281
                                                          -----------------

              Net cash used in operating activities               (210,889)

Cash flow from investing activities:
   Loan to Apple Suites Management, Inc.                          (263,350)
   Acquisitions of hotel properties, net of
         liabilities assumed and debt incurred                  (9,254,301)
                                                          -----------------

              Net cash used in investing activities             (9,517,651)

Cash flow from financing activities:

   Payment from officer-shareholder for Class B shares              24,000
   Net proceeds from issuance of common shares                  20,629,226
                                                          -----------------

              Net cash provided by financing activities         20,653,226

              Increase in cash and cash equivalents             10,924,686

Cash and cash equivalents, beginning of period                         100
                                                          -----------------


Cash and cash equivalents, end of period                       $10,924,786
                                                          =================

See accompanying notes to consolidated financial statements.

                                APPLE SUITES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999

(1)      General Information and Summary of Significant Accounting Policies
         ------------------------------------------------------------------

         Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the period ended December 31, 1999. These consolidated financial statements should be read in conjunction with the audited balance sheet dated March 26, 1999, included in the Company's currently effective Form S-11 filed with the Securities and Exchange Commission.


         Organization
         ------------

         Apple Suites, Inc. (the "Company"), a Virginia corporation, was formed on March 5, 1999, the first investor closing was on August 23, 1999, and the first hotel acquisition was effective September 1, 1999 and, therefore, no statement of operations and cash flows are presented prior to the three month period ended September 30, 1999. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

         The Company operates in one defined business segment consisting of extended-stay hotel properties. At September 30, 1999, the Company leased to Apple Suites Management, Inc. (the "Lessee") its four hotel properties acquired effective September 1, 1999. The hotel properties operate as Homewood Suites(R) Hotels.

         The Lessee has entered into management agreements pursuant to which the four hotel properties leased by it are managed by Promus Hotels, Inc. ("Promus").

         Relationship with Lessee
         ------------------------

         The Company must rely solely on the Lessee to generate sufficient cash flow from operation of the hotel properties to enable the Lessee to meet its substantial rent obligation to the Company under the Percentage Leases. At September 30, 1999, the Lessee's rent payable to the Company amounted to $417,306. The ability of the Lessee to fund its daily operations and continue to remain current on its substantial rent obligation to the Company is a result of the original terms under the Percentage Leases, for the payment of rent to the Company, which allow monthly base rent to be paid in arrears and quarterly percentage rent to be paid 15 days following the quarter-end. The Company's management will continue to evaluate the financial condition of the Lessee and continue to evaluate other factors regarding the relationship between the Company and the Lessee.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

         Start-up Costs
         --------------

         Start-up costs are expensed as incurred.

         Cash and Cash Equivalents
         -------------------------

         Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

         Investment in Hotel Properties
         ------------------------------

         The hotel properties are stated at cost, net of depreciation, and includes real estate brokerage commissions paid to Apple Suites Realty Group, Inc., a related party (see Note 5). Repairs and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 27.5 years for buildings and major improvements and 5 to 7 years for furniture and equipment.

         The carrying values of each hotel property are evaluated periodically to determine if circumstances exist indicating an impairment in the carrying value of the investment in the hotel and the estimated undiscounted cash flows are less than their carrying amount. Adjustments are made based on fair value of the underlying property if impairment is indicated. No impairment losses have been recorded to date.

         Revenue Recognition
         -------------------

         Percentage lease revenue is reported as income over the lease term as it becomes due from the Lessee according to the provisions of the Percentage Lease agreements. The Lessee is in compliance with their rental obligations under the Percentage Leases.

         Earnings Per Common Share
         -------------------------

         Basic and diluted earnings per common share are calculated in accordance with FASB Statement No. 128 "Earnings Per Share." Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year.

         Income Taxes
         ------------

         The Company has elected to be treated as a REIT under Section 856 to 860 of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been reflected in the financial statements. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

         Use of Estimates
         ----------------

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         Seasonality
         -----------

         The hotel industry is seasonal in nature. Seasonal variations in revenues at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues.


(2)      Investment in Hotels
         --------------------

         Investment in hotels at September 30, 1999 consist of the following:

         Land                               $ 6,402,444
         Building                            29,509,658
         Furniture and equipment                478,000
                                            ------------
                                            $36,390,102
         Less accumulated depreciation          (97,510)
                                            ------------
                                            $36,292,592

         Three of the hotel properties are located in Texas and one hotel property is located in Virginia and are subject to the Percentage Leases as described in Note 5.

(3)      Notes Payable
         -------------

         On April 20, 1999, the Company obtained a line of credit in a principal amount of $1 million with a commercial bank. The line required interest at LIBOR plus 1.50%. Interest was payable monthly and the principal balance and all accrued interest were paid in full by September 30, 1999. Glade M. Knight, President and Chairman, guaranteed repayment of the loan.

         In conjunction with purchase of four hotel properties, a note was executed by the Company made payable to the order of Promus in the amount of $26,625,000. The note bears a fixed interest rate of 8.5% per annum. Interest payments are due monthly and the maturity date is October 1, 2000. Principal payments are to be made to the extent of net equity proceeds from the offering of common shares.

(4)      Shareholders' Equity
         --------------------

         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $23,654,701 from the sale of 1,666,667 shares at $9 per share and 865,470 shares at $10 per share during the three month period ended September 30, 1999. The net proceeds of the offering, after deducting selling commissions and other offering costs were $20,629,226.

(5)      Commitments and Related Parties
         -------------------------------

         The Company receives rental income from the Lessee under the Percentage Leases which expire in 2009, subject to earlier termination on the occurrence of certain contingencies. The Leases contain an optional five-year extension. The rent due under the Percentage Lease is the sum of base rent and percentage rent. Percentage rent is calculated by multiplying fixed percentages by the total amounts of suite revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI"). The Company earned rents of $417,306 for the three month period ended September 30, 1999.

         Minimum future rental income (i.e. base rents) payable to the Company under the Percentage Leases in effect at September 30, 1999 are as follows:

         Remainder of 1999             $    659,670
         2000                             2,638,680
         2001                             2,638,680
         2002                             2,638,680
         2003                             2,638,680
         Thereafter                      14,952,520
                                         ----------
                                       $ 26,166,910
                                       ============

         Under the Percentage Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotel properties. The Company is also committed to fund certain capital expenditures required for the retention of the franchise licenses with respect of the hotels.

         The Lessee engages a third-party manager (Promus) to operate the hotel properties leased by it and pays the manager a base management fee of 4% of adjusted gross revenues. During the first two years of the management agreement, a portion of the management fee equal to 1% of adjusted gross revenues is subordinated to the Lessee's receipt of a return equal to 11% of the purchase price of each hotel. The Lessee pays the manager a franchise fee and a marketing fee, each equal to 4% of gross revenues, respectively.

         On September 17, 1999, the Company entered into two debt agreements with the Lessee. The Company loaned the Lessee $215,550 for franchise fees and $47,800 for hotel supplies for the four hotel properties. The debt agreements are evidenced by two promissory notes bearing interest at a rate of 9% per annum. Principal and interest payments are due monthly. The entire balance of principal and interest is due on October 1, 2009 for the franchise fees note and October 1, 2004 for the hotel supply note.

         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions, in addition to certain reimbursable expenses. For the three months ended September 30, 1999, the Company paid ASRG $710,000 under the agreement.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. At September 30, 1999, the Company had paid ASA $4,928 under this agreement.

         ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

(6)      Earnings Per Share
         ------------------

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                       Three Months
                                                          Ended
                                                     September 30, 1999
                                                     ------------------
         Numerator:
         Net income and
         numerator for basic and
            diluted earnings                                $    38,708
         Denominator:
         Denominator for basic
             earnings per share-weighted-
             average shares                                   2,286,052
         Effect of dilutive securities:
              Stock options                                           -
         --------------------------------------------------------------
         Denominator for diluted earnings
              per share-adjusted weighted-
              average shares and assumed
              conversions                                     2,286,052
         --------------------------------------------------------------
         Basic and diluted earnings per
              common share                                   $      .02
          -------------------------------------------------------------

(7)      Acquisitions
         ------------

         The following unaudited pro forma information for the nine months ended September 30, 1999 is presented as if the acquisition of the five hotel properties (including the hotel property acquired effective October 1, 1999; see Note 8) occurred on January 1, 1999. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                              Nine months
                                                              Ended
                                                              9/30/99

         Percentage lease revenue                           $4,407,032

         Net income                                             26,115

         Net income per share-basic and diluted             $      .01

         The pro forma information reflects adjustments for actual lease revenue and expenses of the five hotel properties acquired in 1999 for the respective period in 1999 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; and (3) interest expense has been adjusted to reflect the acquisition as of the beginning of the period.

(8)      Subsequent Events
         -----------------

         On October 29, 1999, the Company distributed to its shareholders approximately $169,990 ($.08 per share) of which approximately $92,540 was reinvested in the purchase of additional shares. On October 26, 1999, the Company closed the sale to investors of 327,340 shares at $10 per share representing net proceeds to the Company of $2,946,060.

          Effective October 1, 1999, the Company acquired a Homewood Suites(R) hotel property in Atlanta, Georgia for $9,800,000. The hotel property was purchased through a combination of equity proceeds from the equity offering and a note in the amount of $7,350,000 made payable to the order of Promus. The note bears a fixed interest rate of 8.5% per annum. Interest payments are due monthly and the maturity date is October 1, 2000. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other four Homewood Suites(R) hotels owned at September 30, 1999.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                           September 30,
                                                               1999
                                                    ---------------------


Current assets

Cash and cash equivalents                                    $   840,445
Receivables                                                      454,004
Inventories                                                       64,164
                                                    ---------------------
   Total Current Assets                                        1,358,613

Long-term assets

Prepaid franchise fees                                           216,521
                                                    ---------------------
Total Assets                                                 $ 1,575,134
                                                    =====================

Liabilities and Shareholders' Equity

Current liabilities

Account payable                                              $    15,915
Rent payable to Apple Suites, Inc.                               417,306
Due to affiliates                                                 38,286
Accrued expenses                                                 813,131
Current portion of long-term notes payable
   to Apple Suites, Inc.                                          19,961
                                                    ---------------------
   Total Current liabilities                                   1,304,599

Long-term liabilities
Long-term notes payable to Apple Suites, Inc.                    243,389
                                                    ---------------------

Total Liabilities                                              1,547,988

Shareholders' Equity

Common Stock, no par value,  5,000 authorized;
  10 shares issued and outstanding                                   100
Retained earnings                                                 27,046
                                                    ---------------------

Total Shareholders' Equity                                        27,146
                                                    ---------------------

Total Liabilities and Shareholders' Equity                   $ 1,575,134
                                                    =====================

See accompanying notes to financial statements.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             Three Months
                                                 Ended
                                          September 30, 1999
                                     --------------------------

REVENUE

Suite revenue                                       $  961,604
Other revenue                                           59,548
                                                  ------------

   Total revenue                                     1,021,152

EXPENSES

Operating expense                                      259,098
General and administrative                              85,676
Advertising and promotion                               93,237
Utilities                                               26,101
Franchise fees                                          38,464
Management fees                                         40,769
Rent expense-Apple Suites, Inc.                        417,306
Other                                                   15,425
                                                  ------------

   Total expenses                                      976,076

Income before income taxes                              45,076

Income tax expense                                      18,030
                                                  ------------

Net income                                          $   27,046
                                                 =============

See accompanying notes to consolidated financial statements.

APPLE SUITES MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                            Three Months Ended
                                                               September 30,
                                                                  1999
                                                            -----------------

Cash flow from operating activities:

   Net income                                                $    27,046
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Changes in operating assets and liabilities:
       Receivables                                              (454,004)
       Inventories                                               (64,164)
       Other assets                                             (216,521)
       Rent payable to Apple Suites, Inc.                        417,306
       Accounts payable                                           15,915
       Accrued expenses                                          851,417
                                                           --------------

              Net cash provided by operating activities          576,995

Cash flow from financing activities:
       Proceeds from sale of common stock                            100
       Proceeds from promissory notes                            263,350
                                                           --------------

              Net cash provided by financing activities          263,450

              Increase in cash and cash equivalents              840,445

Cash and cash equivalents, beginning of period                         -
                                                           --------------


Cash and cash equivalents, end of period                     $   840,445
                                                           ==============

See accompanying notes to consolidated financial statements.

                          APPLE SUITES MANAGEMENT, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 1999

(1)      General Information and Summary of Significant Accounting Policies
         ------------------------------------------------------------------

         Organization
         ------------

         Apple Suites Management, Inc. (the "Lessee") was formed on March 11, 1999 and is owned 100% by Glade M. Knight. Mr. Knight also serves as the Chairman and President of the Company. The Lessee commenced operations effective September 1, 1999 with the acquisition of the four hotel properties by Apple Suites Inc, (the "Company").

         Each hotel is leased by the Company to the Lessee under a Percentage Lease agreement that includes a noncancelable term of ten years, subject to earlier termination upon certain events, and an optional five year extension. The lease requires a base rent payments to be made to the Company on a monthly basis and additional quarterly payments to be made based upon percentages of suite revenue.

         The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

         Cash and cash equivalents
         -------------------------

         Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

         Inventories
         -----------

         Inventories, consisting primarily of food and beverages and hotel supplies are stated at the lower of cost or market, with cost determined on a method that approximates first-in, first-out basis.

         Revenue Recognition
         -------------------

         Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

         Advertising and Promotion Costs
         -------------------------------

         Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

         Income Taxes
         ------------

         The Company provides for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Current tax liability is included in accrued expenses on the balance sheet.

         Use of Estimates
         ----------------

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

         Seasonality
         -----------

         The hotel industry is seasonal in nature. Seasonal variations in revenues at the hotels under lease may cause quarterly fluctuations in the Company's revenues.

(2)      Commitments and Related Party Transactions
         ------------------------------------------

         The Percentage Leases expire in 2009, subject to earlier termination on the occurrence of certain contingencies. The Percentage Leases contain an optional five-year entension. The rent due under the Percentage Lease is the sum of base rent and percentage rent. Percentage rent is calculated by multiplying fixed percentages by the total amounts of suite revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI").

         The Lessee's future commitments to the Company under the Percentage Leases in effect at September 30, 1999 are as follows:

         Remainder of 1999      $   659,670
         2000                     2,638,680
         2001                     2,638,680
         2002                     2,638,680
         2003                     2,638,680
         Thereafter              14,952,520
                                 ----------
                                $26,166,910


         At September 30, 1999, all rent payments due the Company are current. Under the terms of the Percentage Leases, base rent is payable to the Company in arrears and percentage rent is payable 15 days following a quarter-end. At September 30, 1999, rent payable was $417,306.

         On September 17, 1999, the Lessee entered into two debt agreements with the Company. The Lessee borrowed from the Company $215,550 for franchise fees and $47,800 for hotel supplies. The promissory notes relating to these debt agreements bear interest at a rate of 9% per annum. Principal and interest payments are due monthly. The entire principal balance and interest of the hotel supply note is due October 1, 2004 and the franchise fee note is due October 1, 2009.

(3)      Shareholders' Equity
         --------------------
         The Lessee requires or may require funds to capitalize its business to satisfy its obligations under Master Hotel Lease Agreements with the Company, dated September 17, 1999.

         The Lessee has two funding commitments (together "Payor") of $1 million each from Mr. Knight and Apple Suite Realty Group, Inc., respectively.

         The funding commitments are contractual obligations of the Payor to pay funds to the Lessee. Funds paid to the Lessee under the commitments are intended to represent contributions to the capital reserves of the Lessee, does not represent any indebtedness, and are not subject to interest. The funding commitments terminate upon the expiration of the Master Hotel Lease agreements, written agreement between the Payor and the Lessee, or repayment of all amounts to the Payor. As of September 30, 1999, no contributions have been made by the Payor to the Lessee.

(4)      Subsequent Events
         -----------------

         Effective October 1, 1999, the Company acquired a hotel property in Atlanta, Georgia. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other four Homewood Suites(R) hotels.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
         Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include, the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; competitors within the extended-stay industry; the liquidity of the Lessee and Year 2000 issues. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

         General
         -------

         Apple Suites, Inc. (the "Company") owns extended-stay hotel properties. As of September 30, 1999, the Company owned four hotel properties with 478 rooms. All of the Company's hotel properties are leased to Apple Suites Management, Inc. (the "Lessee") pursuant to Percentage Leases. Each Percentage Lease obligates the Lessee to pay rent equal to the sum of a base rent and a percentage rent based on suite revenues of each hotel property. The Lessee's ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the hotel properties.

         The Lessee holds the franchise and market reservation agreement for each of the hotel properties, which are operated as Homewood Suites(R) hotels. The Lessee engages a third-party manager (Promus Hotels, Inc.) to operate the hotel properties.

RESULTS OF OPERATIONS
---------------------

         THE COMPANY-Apple Suites, Inc.

         Revenues

         As operations of the Company began effective September 1, 1999, a comparison to 1998 is not possible. During September 1999, the Company had revenues of $417,306. All of the Company's percentage lease revenue is derived from the Percentage Leases covering the hotel properties in operations with the Lessee.

         The Company's other income consists of $64,370 of interest income earned from the investments of its cash and cash reserves.


         Expenses

         The expenses of the Company consist of property taxes, insurance, general and administrative expenses, interest on notes payable and depreciation on the hotel properties. Total expenses, exclusive of interest and depreciaton, for the three month period ended September 30, 1999 were $115,757 or 24% of total revenue.

         Interest expense was $229,701 for the three month period ended September 30, 1999 or 48% of total revenue.

         Depreciation expense was $97,510 for the three month period ended September 30, 1999.

         Taxes, insurance, and other was $79,729 for the three month period ended September 30, 1999 or 17% of total revenue.

         General and administrative expense totaled 7% of total revenues. These expenses represent the administrative expenses of the Company.

         THE HOTELS - Apple Suites Management, Inc.

         Revenues

         As operations began effective September 1, 1999, a comparison to 1998 is not possible. Total revenues were $1,021,152. Total revenues consist primarily of suite revenue, which was $961,604 for the three month period ended September 30, 1999.

         For the three month period ended September 30, 1999 the average occupancy rate was 80%, average daily rate ("ADR") was $84, and revenue per available room ("REVPAR") was $67.

         Expenses

         Total expenses for the three month period ended September 30, 1999 were $976,076 or 95% of total revenues. Percentage Lease expense represents $417,306 or 41% of total revenue.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         There was a significant change in the Company's liquidity during the three month period ended September 30, 1999, as the Company commenced operations effective September 1, 1999 with the acquisition of four hotel properties using a combination of proceeds from the Company's offering and debt. During August and September 1999, the Company sold 2,532,137 shares (1,666,667 shares at $9 per share and 865,471 shares at $10 per share) of its common stock to its investors. The total gross proceeds from the shares sold were $23,654,701, which netted $20,629,226 to the Company after the payment of selling commissions and other offering costs.

         Using a combination of proceeds from the sale of common shares and debt, the Company acquired four hotels with a total purchase price of $35,500,000. In conjunction with this acquisition, the Company executed a $26,625,000 note. In addition, the Company purchased a hotel in October 1999 with a purchase price of $9,800,000. A note in the amount of $7,350,000 was executed by the Company in conjunction with this acquisition.

         The Lessee's obligations under the Percentage Leases are unsecured. The Lessee has limited capital resources, and, accordingly its ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessee to generate sufficient cash flow from operations of the hotel properties.

         Notes payable
         -------------

         On April 20, 1999, the Company obtained a line of credit in a principal amount of $1 million with a commercial bank. The line required interest at LIBOR plus 1.50%. Interest was payable monthly and the principal balance and all accrued interest were paid in full by September 30, 1999. Glade M. Knight, President and Chairman, guaranteed repayment of the loan.

         In conjunction with purchase of four hotel properties, a note was executed by the Company made payable to the order of Promus Hotels, Inc. in the amount of $26,625,000. The note bears an effective interest rate of 8.5% per annum. Interest payments are due monthly and the maturity date is October, 2000. Principal payments are to be made from the extent of net proceeds from the offering of common shares.

         Cash and cash equivalents
         -------------------------

         Cash and cash equivalents totaled $10,924,786 at September 30, 1999.

         Capital requirements
         --------------------

         While the Company is always assessing potential acquisitions of hotel properties, no material definitive commitments existed for the purchase of additional hotel properties on November 1, 1999. The potential sources to fund the renovations and acquisitions include additional equity and cash reserves.

         No renovations were completed as of September 30, 1999. The Company expects to spend approximately $1,200,000 on renovation expenditures of its existing hotel properties during the next 12 months, which are expected to be funded through existing cash reserves.

         Inflation
         ---------

         Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the third party manager's ability to raise room rates.

         Seasonality
         -----------

         The hotel industry is seasonal in nature. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues. To the extent the cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or funds from equity raised to make its quarterly distributions.

         Impact of Year 2000
         -------------------

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         As of September 30, 1999, approximately 95% of the Company's computer systems have been upgraded and deemed to be year 2000 compliant. The Company's accounting and payroll applications have been upgraded and are currently being tested by the Company which is scheduled to be completed in the fourth quarter of 1999.

         As of September 30, 1999, the Lessee's computer systems have been upgraded and deemed to be year 2000 compliant.

         The Company is dependent on Promus for year 2000 compliance with respect to computer systems to manage the hotels including personal computers, property management computer software and the central reservation systems. The Company has received information from Promus as to the status of their year 2000 readiness. Promus has indicated it believes its personal computers and property management systems to be year 2000 compliant with verification of compliance expected to be completed by November 30, 1999. Promus has indicated that its central reservation systems are year 2000 compliant.

         The Company, Lessee, and Promus are also exposed to the risk that one or more of its vendors or service providers could experience year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, airlines and credit card companies, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider year 2000 issue that management believes would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that its vendors or service providers will be year 2000-ready. The inability of vendors or service providers to complete their year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect on non-compliance by vendors or services providers could disrupt service or cause potential hotel quests to postpone or cancel their travel plans, causing a disruption of business.


         The hotels contain embedded computer chips to perform functions relating to the operation of, including elevators, automated room key systems, HVAC, and fire and safety system. In particular, year 2000 problems such systems at the hotels could disrupt operations at the affected hotels.

         Additionally, many of these systems, which operate automatically, can be operated manually and consequently in the event these systems experience a failure as a result to the year 2000 problem, the disruption caused by such failure could be manually overridden.

         Failure to correct a material year 2000 problem could result in an interruption, in or a failure of, certain normal business activities or operations. The Company believes that, with the implementation of new or upgraded business systems and completion of the year 2000 project as scheduled, and information from Promus that the systems are compliant, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Company is also dependent upon the power and telecommunications infrastructure within the United States. The most reasonable likely worst-case scenario would be that the Company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Company's year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures wll have a material impact.

         The Company has contingency plans for certain critical applications. These contingency plans involve, among other actions, manual workarounds and contracting with vendors capable of providing services.


         The Company and the Lessee believe they are devoting the resources necessary to achieve year 2000 readiness in a timely manner. Costs associated with any year 2000 readiness projects are not expected to be material to the Company or Lessee

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In connection with the acquisition of the four hotel properties, the Company incurred $26,625,000 of short-term borrowings at a fixed interest rate of 8.5%. The Company has repricing risk associated with any re-financing of this debt which is due on October 1, 2000, however, the Company intends to repay the entire balance of the obligation from proceeds from its "best efforts" common stock offering.

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information and disclosure regarding market risks applicable to the Company are incorporated herein by reference to the discussion in Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Quarterly Report on Form 10-Q.

 Part II, Item 2.  Changes in Securities and Use of Proceeds

 The following table set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 1999:


         Common Shares Registered:
                  1,666,666.67              Common Shares $  9 per Common Share $   15,000,000
                 28,500,000.00              Common Shares $10 per Common Share  $  285,000,000
                 -------------

Totals:          30,166,666.67              Common Shares
                 -------------

         Common Shares Sold:
                  1,666,666.67              Common Shares $ 9 per Common Share  $   15,000,000
                    865,470.00              Common Shares $10 per Common Share  $    8,654,700
                 -------------                                                       ---------

Totals:           2,532,136.67              Common Shares                       $   23,654,700
                 -------------


         Expenses of Issuance and Distribution of Common Shares

                  1.    Underwriting discounts and commissions                  $    2,365,470
                  2.    Expenses of underwriters                                $            -
                  3.    Direct or indirect payments to directors or officers
                        of the Company or their associates, to ten percent
                        shareholders, or to affiliates of the Company           $            -
                  4.     Fees and expenses of third parties                     $      660,005
                                                                                      --------
                  Total Expenses of Issuance and Distribution of
                       Common Shares                                            $    3,025,475

         Net Proceeds to the Company                                            $   20,629,225

                  1.    Purchase of real estate (including repayment of
                        indebtedness incurred to purchase real estate)          $    8,875,000
                  2.    Interest on indebtedness                                $      229,701
                  3.    Working capital                                         $   10,809,596
                  4.    Fees to the following (all affiliates of officers of
                        the Company):
                           a.  Apple Suites Advisors, Inc.                      $        4,928
                           b.  Apple Suites Realty Group, Inc.                  $      710 000

                  5.    Fees and expenses of third parties                      $            -
                           a.  Legal                                            $            -
                           b.  Accounting                                       $            -

                  6. Other (specify )                                           $            -
                                                                                   -----------
                  Total of Application of Net Proceeds to the
                  Company                                                       $   20,629,225

                                       25

                       Part II, Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27- Financial Data Schedule

   (b)   Reports on Form 8-K

                  None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)



DATE:   11-15-99                         BY: /s/ Glade M. Knight
      ---------------                        --------------------
                                                 Glade M. Knight
                                                 President

                                         BY: /s/ Stanley J. Olander
                                             ----------------------
                                                 Stanley J. Olander
                                                 Secretary