Form 10-K
period 1999-12-31
APPLE SUITES INC
filed 2000-03-30
CIK 1084681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission File Number
    December 31, 1999                                           333-77055

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

           Virginia                                             54-1933472
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

   306 East Main Street, Richmond, VA                             23219
(Address of principal executive offices)                       (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      none

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      none

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The common shares of the company are not currently being traded in any market. Therefore, the common shares did not have either market selling prices or bid-and-asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

On March 17, 2000, there were outstanding approximately 3,922,923 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's prospectus dated August 3, 1999, as filed with the Commission on August 4, 1999 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055), referred to in Part II of this report (the "Prospectus").

The portions of Supplement No. 5 to the registrant's prospectus dated March 21, 2000, as filed with the Commission on March 24, 2000 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055), referred to in Parts I, II, III and IV of this report ("Supplement No. 5").

The registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


                                     PART I

INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the company to implement its acquisition strategy and operating strategy, the company's ability to finance and (as necessary) refinance its activities as planned, the company's ability to manage planned growth, changes in economic cycles and competition within the extended-stay hotel industry. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. In addition, the company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the company's financial statements and the notes thereto, as well as the risk factors described in the company's filings with the Securities and Exchange Commission.

Item 1.  Business

General

Apple Suites, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation that was incorporated on March 5, 1999 and commenced operations as of September 1, 1999. The Company acquires, owns and leases extended-stay hotels in select metropolitan areas. The Company's focus is on upscale and residential-style hotels, consisting of one or two bedroom suites. The Company intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes, and to make an election to be a REIT when filing its initial income tax return.

At December 31, 1999, the Company owned, either directly or through its subsidiaries, a total of 11 extended-stay hotels, which comprise a total of 1,218 suites. The Company used the proceeds from its ongoing "best efforts" offering of common shares to purchase its hotels. All of the hotels were in operation when the Company acquired them from Promus Hotels, Inc. or an affiliate. Promus Hotels, Inc. is a wholly-owned subsidiary of Hilton Hotels Corporation. All of the Company's hotels are currently licensed with Homewood Suites(R) by Hilton.

Based on business and tax planning considerations, the Company leased its hotels to Apple Suites Management, Inc., or a subsidiary (together "Apple Suites Management"), under master hotel lease agreements. The sole shareholder of Apple Suites Management, Inc. is Glade M. Knight, who is a director of the Company and its Chief Executive Officer. The hotels are operated and managed by Promus Hotels, Inc. under hotel license agreements and hotel management agreements.

For further information about the Company's investments in real estate or its business, see the sections entitled "Investment Objectives and Policies" and "Business" in the Prospectus, which are hereby incorporated by reference. For further information about the Company's hotel acquisitions and its subsidiaries, see the sections entitled "Our Properties" and "Property Acquisitions" in Supplement No. 5, which are hereby incorporated by reference. For further information on the master hotel lease agreements, the hotel license agreements and the hotel management agreements, see the section entitled "Summary of Material Contracts" in Supplement No. 5, which is hereby incorporated by reference.

Growth Strategies

The Company's objective is to enhance shareholder value by increasing funds from operations and cash available for distribution. The Company focuses on maximizing the internal growth of its portfolio by selecting properties that have strong cash flow growth potential. The Company intends to pursue this objective by acquiring extended-stay hotels for long-term ownership.

The Company's primary business objectives are to add value to its current hotels through aggressive asset management, and to build and maintain solid working relationships with the managers and franchisors for the Company's hotels. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by renovating, redeveloping and thereby improving hotel revenue performance, and to participate, through the master hotel lease agreements, in any growth in revenues at its hotels. The Company presently intends to concentrate its acquisition growth strategy on a limited number of carefully selected upscale and full-service hotel opportunities that meet the Company's investment criteria.

The Company currently maintains a relationship with Hilton, which has managed (through its subsidiaries) the day-to-day operations at the hotels since
November 30, 1999, when Hilton acquired Promus Hotels, Inc. Hilton owns, manages, or franchises approximately 1,700 hotels, resorts and vacation ownership properties.

The Company believes that its planned future renovation and redevelopment activities will continue to increase revenue per available room ("REVPAR") growth at its hotels, thereby increasing lease revenue to the Company. The Company is committed to fund 5% of suite revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company's investment in improvements to its hotels totaled $290,741 in 1999.

The Company believes that acquisition opportunities in upscale extended-stay hotel markets will continue.

Financing

The Company funded its hotel acquisitions with the proceeds from its ongoing "best efforts" offering of common shares and with short-term "bridge financing" by Promus Hotels, Inc. The financing is evidenced by four promissory notes, each of which provides for interest at the fixed rate of 8.5% per annum. At December 31, 1999, the aggregate principal balance under the four notes was approximately $68.6 million.

On April 20, 1999, the company obtained a line of credit in a principal amount of $1 million with a commercial bank. The line required interest at LIBOR plus 1.50%, payable monthly. The principal balance and all accrued interest were paid in full by September 30, 1999.

For further information about the Company's financing, including its plans for repayment of its existing short-term debt, see the sections entitled "Recent Developments" and "Description of Financing" in Supplement No. 5, which are hereby incorporated by reference.

Competition

The Company believes that the hotel industry is highly competitive. Each of the Company's hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in its immediate vicinity and secondarily with other hotels in its geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and REVPAR of the Company's hotels in that area. The Company believes that brand recognition, location, price, and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company's hotels.

Hotel Operating Performance

Because the Company's operations commenced September 1, 1999, a comparison to 1998 is not possible. The Company's hotels at December 31, 1999 produced an average REVPAR of $59, an average occupancy rate of 71%, and an ADR of $83.

Property Taxes and Insurance

Under the master hotel lease agreements, the Company is obligated to pay the costs of real estate and personal property taxes and property insurance of the hotels. During 1999, real and personal property taxes incurred by the Company amounted to $426,592.

Maintenance

The Company is obligated to pay for the maintenance of underground utilities and structural elements of the hotels.

The hotels have an ongoing need for renovation and refurbishment. Under the master hotel lease agreements, the Company must fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount of up to 5% of suite revenue.

Employees

The Company had no employees at December 31, 1999. All employees involved in the day-to-day operation of the Company's hotels are employed by the management company engaged pursuant to the hotel management agreements.

Tax Status

The Company intends to qualify as a REIT under Section 856 of the Internal Revenue Code, and to make an election to be a REIT when filing its initial income tax return. Under current federal income tax law, for so long as the Company qualifies as a REIT, the Company generally will not be taxed at the corporate level to the extent that it currently distributes at least 95% of its net taxable income to its shareholders. Even as a REIT, however, the Company may be subject to certain federal, state and local taxes on its income and properties.

Risk Factors

The risk factors for the Company are described in the sections entitled "Risk Factors" in the Prospectus, and "Recent Developments" in supplement No. 5, which are hereby incorporated herein by reference.

Environmental Matters

In connection with each of its hotel acquisitions, the Company obtains a Phase I Environment Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

REIT Modernization Act

In December 1999, the REIT Modernization Act ("RMA") became law. The RMA becomes effective after December 31, 2000. The most important feature of the RMA to the Company is the potential for operating its hotels under certain conditions through a taxable REIT subsidiary without using a third party lessee. The master hotel lease agreements provide for termination by the Company based on changes in law that make the lease structure unnecessary. The Company is currently evaluating the impact of the RMA on its lease and operating structure.


Item 2.  Properties

At December 31, 1999, the Company owned 11 extended-stay hotels, which comprise a total of 1,218 suites. The hotels are located in eight states. The following chart summarizes the hotels owned by the Company:



                            Year           Date            First Lien      Initial             Total         Number
Location                 Completed       Acquired         Encumbrances  Acquisition Cost   Investment (1)   of Suites
--------                 ---------       --------         ------------  ----------------   --------------   ---------

Addison, Texas              1990      September 1999        $7,141,500         $9,500,000        $9,780,937     120
Las Colinas, Texas          1990      September 1999         8,383,500         11,200,000        11,555,748     136
Plano, Texas                1997      September 1999         4,050,000          5,400,000         5,558,623      99
Richmond, Virginia          1998      September 1999         7,050,000          9,400,000         9,667,166     123
Atlanta, Georgia            1990       October 1999          7,350,000          9,800,000        10,199,600     124
Baltimore, Maryland         1998       November 1999        12,261,000         16,348,000        16,857,511     147
Clearwater, Florida         1998       November 1999         7,812,000         10,416,000        10,712,279     112
Detroit, Michigan           1990       November 1999         3,247,500          4,330,000         4,466,485      76
Atlanta, Georgia            1990       November 1999         3,024,750          4,033,000         4,137,785      92
Salt Lake City, Utah        1996       November 1999         3,864,750          5,153,000         5,314,389      98
Jackson, Mississippi        1997       December 1999         4,384,500          5,846,000         5,965,318      91
                                                             ---------          ---------         --------- ---  --

                                                           $68,569,500        $91,426,000       $94,215,841   1,218
                                                           ===========        ===========       ===========   =====


(1) "Total Investment" includes the purchase price of the hotel plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

For further  information  about our properties,  see the sections  entitled "Our
Properties" and "Description of Properties" in Supplement No. 5, which are hereby incorporated by reference.

Item 3.  Legal Proceedings

Neither the Company nor any of its properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are not listed on any exchange or traded in any public market. The Company is continuing its "best efforts" offering of its common shares pursuant to the Prospectus and Supplement No. 5. Although the Company has numerous beneficial owners of its common shares, as of March 17, 2000 all such shares were held by one record shareholder, which is the managing dealer for the Company's best efforts offering.

The following table sets forth information concerning the offering and the use of proceeds from the offering as of December 31, 1999:




                     Common Shares Registered:
                                  1,666,666.67  Common Shares $  9 per Common Share                     $ 15,000,000
                                 28,500,000.00  Common Shares $10 per Common Share                     $ 285,000,000
                                 -------------

Totals:                          30,166,666.67  Common Shares

                           Common Shares Sold:
                                  1,666,666.67  Common Shares $  9 per Common Share                     $ 15,000,000
                                  1,762,747.00  Common Shares $10 per Common Share                      $ 17,627,476
                                  ------------
                                                                                                 --------------------

Totals:                           3,429,413.67  Common Shares                                           $ 32,627,476
                                  ------------


               Expenses of Issuance and Distribution of Common Shares

                        1.       Underwriting discounts and commissions                                   $3,262,748
                        2.       Expenses of underwriters                                                   $    ---
                        3.       Direct or indirect payments to directors or officers
                        4.       Fees and expenses to third parties                                        $ 773,468
                                                                                                 --------------------

                        Total Expenses of Issuance and Distribution of Common Shares                      $4,036,216

               Net Proceeds to the Company                                                               $28,591,260

                        1.       Purchase of real estate (including repayment of
                        2.       Interest on indebtedness                                                 $1,245,044
                        3.       Working capital                                                          $2,637,622
                        4.       Fees to the following (all affiliates of officers of
                                 a.       Apple Suites Advisors, Inc.                                      $  23,574
                                 b.       Apple Suites Realty Group, Inc.                                 $1,828,520
                        5.       Fees and expenses of third parties:
                                 a.       Legal                                                             $    ---
                                 b.       Accounting                                                        $    ---
                        6.       Other (specify _________)                                                  $    ---
                                                                                                 --------------------

                        Total of Application of Net Proceeds to the Company                              $28,591,260



Distributions   of  $882,725  were  made  to  the   shareholders   during  1999.
Distributions were $.33 per share for the year ended December 31, 1999.

Item 6.  Selected Financial Data

For the information called for by this item, see the section entitled "Selected Financial Data" in Supplement No. 5, which is hereby incorporated by reference.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.


Item 7 / 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations / Market Risk Disclosure

For the information called for by this item, see the section entitled "Management's Discussion and Analysis" in Supplement No. 5, which information is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data

The financial statements of the Company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated by reference. Item 14 also contains the financial statements of Apple Suites Management, Inc. and the independent auditors' report for such statements.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


Item 11.  Executive Compensation

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which information is hereby incorporated by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of the report

         1.  Financial Statements

         The following consolidated financial statements of the registrant and Apple Suites Management, Inc. are hereby included in Item 8 and incorporated by reference from pages F-42 through F-67 in Supplement No. 5:

            APPLE SUITES, INC.

            Independent Auditors' Report
                     Ernst & Young LLP

            Consolidated Balance Sheets
                     As of December 31, 1999 and March 26, 1999

            Consolidated Statement of Operations
                     For the Period March 26, 1999 through December 31, 1999

            Consolidated Statement of Shareholders' Equity
                     For the Period March 26, 1999 through December 31, 1999

            Consolidated Statement of Cash Flows
                     For the Period March 26, 1999 through December 31, 1999

            Notes to Consolidated Financial Statements

            APPLE SUITES MANAGEMENT, INC.

            Independent Auditors' Report
                     Ernst & Young LLP

            Consolidated Balance Sheet As of December 31, 1999

            Consolidated Statement of Operations and Retained Deficit
                     For the Period March 11, 1999 through December 31, 1999

            Consolidated Statement of Cash Flows
                     For the Period March 11, 1999 Through December 31, 1999

            Notes to Consolidated Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation (Included at the end of this Part IV on page 13 of this report.)

         All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

         3.  Exhibits

         Incorporated herein by reference are the exhibits listed under "Exhibit Index" on pages 16 through 25 of this report.


(b)      Reports on Form 8-K

         During the last quarter of 1999, the Company filed the following Current Reports on Form 8-K:

         1. On October 5, 1999, the registrant filed a Report on Form 8-K dated September 20, 1999. The items reported were 2 and 7. The financial statements reported in item 7 were as follows:

         Atlanta - Galleria/Cumberland; Dallas - Addison; Dallas - Irving/Las Colinas; North Dallas - Plano; Richmond - West End

         Independent Auditors' Report

         Combined Balance Sheets - December 31, 1998 and December 31, 1997

         Combined Statements of Shareholders' Equity - Years ended December 31, 1997 and December 31, 1998

         Combined Income Statements - Years ended December 31, 1998 and December 31, 1997

         Combined Statements of Cash Flows - Years ended December 31, 1998 and December 31, 1997

         Notes to the Combined Financial Statements - December 31, 1998 and December 31, 1997

         Combined Balance Sheet - June 30, 1999 (unaudited)

         Combined Statement of Shareholders' Equity - For the Period January 1, 1999 through June 30, 1999 (unaudited)

         Combined Income Statement - For the Period January 1, 1999 through June 30, 1999 (unaudited)

         Combined Statement of Cash Flows - For the Period January 1, 1999 through June 30, 1999 (unaudited)

         Notes to the Combined Financial Statements - For the Period January 1, 1999 through June 30, 1999 (unaudited)

         Apple Suites, Inc. - Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1999 (unaudited)

         Apple Suites, Inc. - Pro Form Condensed Consolidated Statement of Operations for the Year Ended December 31, 1998 and the Six Months Ended June 30, 1999 (unaudited)

         Apple Suites Management, Inc. - Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1998 and the Six Months Ended June 30, 1999 (unaudited)


         2. On October 21, 1999, the registrant filed a Report on Form 8-K/A dated September 20, 1999. The items reported were 2 and 7.

         3. On December 14, 1999, the registrant filed a Report on Form 8-K dated November 29, 1999. The items reported were 2 and 7. The financial statements reported in item 7 were as follows:

         Atlanta - Peachtree, Baltimore - BWI Airport,
         Clearwater, Detroit - Warren, and Salt Lake City - Midvale

          Independent Auditors' Report

          Combined Balance Sheets - December 31, 1998 and December 31, 1997

          Combined Statements of Shareholders' Equity - Years ended December 31, 1997 and December 31, 1998

          Combined Income Statements - Years ended December 31, 1998 and December 31, 1997

          Combined Statements of Cash Flows - Years ended December 31, 1998 and December 31, 1997

          Notes to the Combined Financial Statements - December 31, 1998 and December 31, 1997

          Combined Balance Sheet - August 31, 1999 (unaudited)

          Combined Statement of Shareholders' Equity - For the Period January 1, 1999 through August 31, 1999 (unaudited)

          Combined Income Statement - For the Period January 1, 1999 through August 31, 1999 (unaudited)

          Combined Statement of Cash Flows - For the Period January 1, 1999 through August 31, 1999 (unaudited)

          Notes to the Combined Financial Statements - For the Period January 1, 1999 through August 31, 1999 (unaudited)

          Apple Suites, Inc. - Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999 (unaudited)

          Apple Suites, Inc. - Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 1998 and the Nine Months Ended September 30, 1999 (unaudited)

          Apple Suites Management, Inc. - Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 1998 and the Nine Months Ended September 30, 1999 (unaudited)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (AS OF DECEMBER 31, 1999)

                               -----------------------------------------------------------------------
                                                                                   Gross Amount
                                     Initial Cost                                   Carried (2)
                                ---------------------------   Subsequent         ----------------------
                       Encum-                                Capitalized
Description            brances      Land       Bldg. & Imp.     Imp.           Land       Bldg. & Imp.          Total
----------------------------------------------------------------------------------------------------------------------------
1.  Addison,         $7,141,500    $2,090,000    $7,410,000      $280,937     $2,117,035    $7,663,902    $9,780,937
    Texas
2.  Las Colinas,     $8,383,500    $2,800,000    $8,400,000      $355,748     $2,835,140    $8,720,608   $11,555,748
    Texas
3.  Plano,           $4,050,000      $594,000    $4,806,000      $158,623       $600,481    $4,958,142    $5,558,623
    Texas
4.  Richmond,        $7,050,000      $846,000    $8,554,000      $267,166       $858,975    $8,808,191    $9,667,166
    Virginia
5.  Atlanta,         $7,350,000    $2,254,000    $7,546,000      $399,600     $2,282,915    $7,916,685   $10,199,600
    Georgia (Galleria)
6.  Baltimore,      $12,261,000    $1,634,800   $14,713,200      $509,511     $1,671,050   $15,186,461   $16,857,511
    Maryland
7.  Clearwater,      $7,812,000    $2,395,680    $8,020,320      $296,279     $2,853,277    $7,859,002   $10,712,279
    Florida
8.  Detroit,         $3,247,500      $412,240    $3,917,760      $136,485       $526,858    $3,939,627    $4,466,485
    Michigan
9.  Atlanta,         $3,024,750      $519,600    $3,513,400      $104,785     $1,051,850    $3,085,935    $4,137,785
    Georgia (Peachtree)
10. Salt Lake City,  $3,864,750    $1,048,580    $4,104,420      $161,389       $415,557    $4,898,832    $5,314,389
    Utah
11. Jackson,         $4,384,500      $467,680    $5,378,320      $119,318       $469,946    $5,495,372    $5,965,318
    Mississippi
           TOTALS   $68,569,500   $15,062,580   $76,363,420    $2,789,840    $15,683,084   $78,532,757   $94,215,841   (1)
====================================================================================================================


                                     Date          Date
Description            Acc. Depr.  Constructed    Acquired    Dep. Life
---------------------------------------------------------------------
1.  Addison,             $70,349     1990        Sept 1999    39 yrs.
    Texas
2.  Las Colinas,         $80,052     1990        Sept 1999    39 yrs.
    Texas
3.  Plano,               $46,204     1997        Sept 1999    39 yrs.
    Texas
4.  Richmond,            $80,046     1998        Sept 1999    39 yrs.
    Virginia
5.  Atlanta,             $55,013     1990        Oct 1999     39 yrs.
    Georgia (Galleria)
6.  Baltimore,           $65,349     1998        Nov 1999     39 yrs.
    Maryland
7.  Clearwater,          $34,082     1998        Nov 1999     39 yrs.
    Florida
8.  Detroit,             $17,209     1990        Nov 1999     39 yrs.
    Michigan
9.  Atlanta,             $13,728     1990        Nov 1999     39 yrs.
    Georgia (Peachtree)
10. Salt Lake City,      $21,546     1996        Nov 1999     39 yrs.
    Utah
11. Jackson,             $12,631     1997        Dec 1999     39 yrs.
    Mississippi
          TOTALS        $496,209
================================

(1) Represents the aggregate cost for federal income tax purposes.

(2) The reconciliation of the carrying amount of real estate owned and accumulated depreciation is as follows:

Carrying Value
         Beginning balance                  $        --
         Acquisition of hotel properties      91,426,000
         Subsequent costs capitalized          2,789,841

         Balance at December 31, 1999      $  94,215,841


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Apple Suites, Inc.


                                            By:       /s/ Glade M. Knight
                                                     --------------------
                                                     Glade M. Knight

                                                     Chairman of the Board,
                                                     Chief Executive Officer,
                                                     President and Secretary

                                                     March 30, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                               CAPACITIES                                   DATE
         /s/ Glade M. Knight                      Director, Chief Executive Officer,              March 30, 2000
--------------------------------------------      President and Secretary
          Glade M. Knight

         /s/ Lisa B. Kern                         Director                                        March 29, 2000
--------------------------------------------
          Lisa B. Kern

         /s/ Bruce H. Matson                      Director                                        March 30, 2000
--------------------------------------------
          Bruce H. Matson

         /s/ Robert M. Wily                       Director                                        March 30, 2000
--------------------------------------------
          Robert M. Wily



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act


         The registrant will send to its security holders an annual report and a proxy statement subsequent to the filing of this Annual Report on Form 10-K. The registrant will furnish copies of such materials to the Securities and Exchange Commission when they are sent to security holders.

                                          EXHIBIT INDEX

Exhibit
                                          No. Description

1.1               Agency  Agreement  between  the  Registrant  and David  Lerner
                  Associates, Inc. with form of Selected Dealer Agreement attached as Exhibit A thereto (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

1.2 Escrow Agreement. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

3.1 Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

3.2 Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

3.3 Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

4.1 Credit Agreement between the Registrant and First Union National Bank. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

4.2 Promissory Note to First Union National Bank. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

4.3 Guaranty of Glade M. Knight. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

4.4 Note dated September 20, 1999 in the principal amount of $ 26,625,000 made payable by Apple Suites, Inc. to the order of Promus Hotels, Inc. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.5 Fee and Leasehold Deed of Trust, Assignment of Lease and Rents and Security Agreement dated September 20, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.6 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 20, 1999 from
                  Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership for the benefit of Promus Hotels, Inc. pertaining to the Dallas-Addison hotel. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.7 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 20, 1999 from
                  Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership for the benefit of Promus Hotels, Inc. pertaining to the Dallas-Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.8 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated September 20, 1999 from
                  Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership for the benefit of Promus Hotels, Inc. pertaining to the North Dallas-Plano hotel. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.9 Note dated October 5, 1999 in the principal amount of $ 7,350,000 made payable by Apple Suites, Inc. to the order of Promus Hotels, Inc. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.10 Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement dated October 5, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. encumbering the Atlanta-Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.11 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated October 5, 1999 from Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership for the benefit of Promus Hotels, Inc. imposing a second lien on the Dallas-Addison and Dallas-Irving/Las Colinas hotels. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.12 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated October 5, 1999 from Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership for the benefit of Promus Hotels, Inc. imposing a second lien on the North Dallas-Plano hotel. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.13 Negative Pledge Agreement dated October 5, 1999 between Apple Suites, Inc. and Promus Hotels, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit
                  4.5 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.14 Note dated November 29, 1999 in the principal amount of $ 30,210,000 made payable by Apple Suites, Inc. to the order of Promus Hotels, Inc. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.15 Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement dated November 29, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Atlanta--Peachtree hotel. (Incorporated by reference to
                  Exhibit 4.2 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.16 Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement dated November 29, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc., constituting a second lien on the Atlanta--Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.17 Purchase Money Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated November 29, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Baltimore--BWI Airport hotel. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.18 Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated November 29, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.19 Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated November 29, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Detroit--Warren hotel. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.20 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing dated November 29, 1999, from Apple Suites, Inc. and Apple Suites Management, Inc., for the benefit of Promus Hotels, Inc. pertaining to the Salt Lake City--Midvale hotel. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.21 Deed of Trust Modification Agreement dated November 29, 1999, among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the North Dallas--Plano hotel. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.22 Deed of Trust Modification Agreement dated November 29, 1999, among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas--Addison and Dallas--Irving/Las Colinas hotels. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

4.23 Note dated December 22, 1999 in the principal amount of $ 4,384,500 made payable by Apple Suites, Inc. to the order of Promus Hotels, Inc. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.24 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement dated December 22, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Jackson, Mississippi hotel. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.25 Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement dated December 22, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc., constituting a second lien on the Atlanta - Peachtree hotel (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.26 Deed to Secure Debt Modification Agreement dated December 22, 1999, among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta - Galleria/Cumberland hotel (Incorporated by reference to
                  Exhibit 4.4 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.27 Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement dated December 22, 1999 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. constituting a second lien on the Detroit
                  - Warren hotel (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.28 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing dated December 22, 1999, from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. constituting a second lien on the Salt Lake City - Midvale hotel (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.29 Second Deed of Trust Modification Agreement dated December 22, 1999, among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the North Dallas - Plano hotel (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

4.30 Second Deed of Trust Modification Agreement dated December 22, 1999, among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas - Addison and Dallas - Irving/Las Colinas hotels (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.1 Advisory Agreement between the Registrant and Apple Suites Advisors, Inc. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

10.2 Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

10.3 Apple Suites, Inc. 1999 Incentive Plan. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

10.4 Apple Suites, Inc. 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

10.5 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.6 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Dallas-Addison hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.7 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Dallas-Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.8 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the to the North Dallas-Plano hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.9 Master Hotel Lease Agreement dated September 20, 1999 between Apple Suites, Inc. (as lessor) and Apple Suites Management, Inc. (as lessee). (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.10 Master Hotel Lease Agreement dated September 20, 1999 between Apple Suites REIT Limited Partnership (as lessor) and Apple Suites Services Limited Partnership (as lessee). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.11 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.12 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the Dallas-Addison hotel.
                  (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.13 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the Dallas-Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.14 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the North Dallas-Plano hotel. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.15 Management Agreement dated September 20, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.16 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the Dallas-Addison hotel. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.17 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the Dallas-Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.18 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the North Dallas-Plano hotel. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.19 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Richmond-West End hotel. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.20 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas-Addison hotel. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.21 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas-Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.22 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the North Dallas-Plano hotel. (Incorporated by reference to Exhibit
                  10.18 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.23 Promissory Note dated September 17, 1999 in the amount of $215,550 made payable by Apple Suites Management, Inc. and Apple Suites Services Limited Partnership to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.24 Promissory Note dated September 17, 1999 in the amount of $47,800 made payable by Apple Suites Management, Inc. and Apple Suites Services Limited Partnership to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.25             Articles  of  Incorporation  of  Apple  Suites  General,  Inc.
                  (Incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.26 Bylaws of Apple Suites General, Inc. (Incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.27             Articles   of   Incorporation   of  Apple   Suites  LP,   Inc.
                  (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.28             Bylaws of Apple Suites LP, Inc.  (Incorporated by reference to
                  Exhibit 10.24 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.29 Certificate of Limited Partnership of Apple Suites REIT Limited Partnership. (Incorporated by reference to Exhibit
                  10.25 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.30 Agreement of Limited Partnership of Apple Suites REIT Limited Partnership. (Incorporated by reference to Exhibit 10.26 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.31 Indemnity dated October 5, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Atlanta-Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.32 Homewood Suites License Agreement dated October 5, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta-Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.33 Management Agreement dated October 5, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Atlanta-Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.34 Comfort Letter dated October 5, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta-Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.35 Promissory Note dated October 5, 1999 in the amount of $55,800 made payable by Apple Suites Management, Inc. and Apple Suites Services Limited Partnership to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.36 Promissory Note dated October 5, 1999 in the amount of $12,400 made payable by Apple Suites Management, Inc. and Apple Suites Services Limited Partnership to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.37 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Atlanta--Peachtree hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.38 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Baltimore--BWI Airport hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.39 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.40 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the to the Detroit--Warren hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.41 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Salt Lake City--Midvale hotel. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.42             Exhibits A-3, A-4, A-5, A-6 and A-7, Schedules 2.1(c), 2.1(d),
                  2.1(e),  2.1(f)  and  2.1(g),  Schedules  3.1(a)-3,  3.1(a)-4,
                  3.1(a)-5,  3.1(a)-6  and  3.1(a)-7,  and  Schedules  3.1(b)-3,
                  3.1(b)-4,  3.1(b)-5, 3.1(b)-6 and 3.1(b)-7 to the Master Hotel
                  Lease Agreement dated September 20, 1999 between Apple Suites, Inc. (as lessor) and Apple Suites Management, Inc. (as lessee). (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.43 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta--Peachtree hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.44 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Baltimore--BWI Airport hotel. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.45 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.46 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Detroit--Warren hotel. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.47 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Salt Lake City--Midvale hotel. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.48 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Atlanta--Peachtree hotel. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.49 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Baltimore--BWI Airport hotel. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.50 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels Florida, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.51 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Detroit--Warren hotel. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.52 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Salt Lake City--Midvale hotel. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.53 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta--Peachtree hotel. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.54 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Baltimore--BWI Airport hotel. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.55 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Promus Hotels Florida, Inc. Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.56 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Detroit--Warren hotel. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.57 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Salt Lake City--Midvale hotel. (Incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.58 Promissory Note dated November 29, 1999 in the amount of $ 251,500 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.59 Promissory Note dated November 29, 1999 in the amount of $ 52,500 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.60 Negative Pledge Agreements dated November 29, 1999 between Apple Suites, Inc. and Promus Hotels, Inc. pertaining to the Richmond--West End hotel. (Incorporated by reference to
                  Exhibit 10.24 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.61 Indemnity dated December 22, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.62 Schedules 2.1(h), 3.1(a)-8, and 3.1(b)-8 to the Master Hotel Lease Agreement dated September 20, 1999 between Apple Suites, Inc. (as lessor) and Apple Suites Management, Inc. (as lessee) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.63 Homewood Suites License Agreement dated December 22, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.64 Management Agreement dated December 22, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.65 Letter dated December 22, 1999 interpreting Management Agreement dated December 22, 1999 among Apple Suites, Inc., Promus Hotels, Inc., Promus Hotels Florida, Inc. and Hampton Inns, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.66 Comfort Letter dated December 22, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.67 Negative Pledge Agreements dated December 22, 1999 between Apple Suites, Inc. and Promus Hotels, Inc (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.68 Promissory Note dated December 22, 1999 in the amount of $ 45,000 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel Franchise Fees) (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.69 Promissory Note dated December 22, 1999 in the amount of $ 9,100 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

21                Subsidiaries of Apple Suites, Inc. (FILED HEREWITH)

99.1 Portions of Apple Suites, Inc. prospectus dated August 3, 1999 (File No. 333-77055) (FILED HEREWITH)

99.2 Apple Suites, Inc. Supplement No. 5 to prospectus dated March 21, 2000 (File No. 333-77055)(FILED HEREWITH)