Form 10-Q
period 2000-03-31
APPLE SUITES INC
filed 2000-05-15
CIK 1084681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ----------    ------------

                        Commission File Number 000-30491

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                    54-1933472
         (State or other jurisdiction                         (IRS Employer
       of incorporation or organization)                    Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                                   23219
   (Address of principal executive offices)                      (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                 (Former name, former address, and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

At April 20, 2000, there were outstanding 4,224,427 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)
                      APPLE SUITES, INC.(The "Company")

                           Consolidated Balance Sheets -   As of          4
                           March 31, 2000 and December 31, 1999

                           Consolidated Statement of Operations -         5
                           Three months ended March 31, 2000

                           Consolidated Statement of Shareholders'        6
                           Equity - Three months ended March 31, 2000

                           Consolidated Statement of Cash Flows -         7
                           Three months ended March 31, 2000

                           Notes to Consolidated Financial Statements     8

                      APPLE SUITES MANAGEMENT, INC. (The "Lessee")

                           Consolidated Balance Sheets-                  13
                           As of March 31, 2000 and December 31, 1999

                           Consolidated Statement of Operations-         14
                           Three months ended March 31, 2000

                           Consolidated Statement of Cash Flows-         15
                           Three months ended March 31, 2000

                           Notes to Consolidated Financial Statements    16

         Item 2.      Management's Discussion and Analysis               18
                      of Financial Condition and Results of
                      Operations

         Item 3.      Quantitative and Qualitative Disclosures           23
                      about  Market Risk

PART II.   OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities and Use of Proceeds          24

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                   25

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                        March 31,           December 31,
                                                                                          2000                 1999
                                                                                      -------------        -------------
ASSETS

Investment in hotel -net of accumulated depreciation of
         $1,045,410 and $496,209, respectively                                        $  93,450,963        $  93,719,632
Cash and cash equivalents                                                                 3,781,922              581,344
Restricted cash                                                                             696,869            1,023,721
Rent receivable from Apple Suites Management, Inc.                                        2,641,141            2,123,136
Notes and other receivables  from Apple Suites Management, Inc.                             694,766              717,019
Capital improvement reserve                                                                 753,927              753,927
Prepaid expenses                                                                            263,781              270,229
Other assets                                                                                531,470              300,000
                                                                                      -------------        -------------

Total Assets                                                                          $ 102,814,839        $  99,489,008
                                                                                      =============        =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                 $  68,569,500        $  68,569,500
Interest payable                                                                                 --              466,140
Accounts payable                                                                            161,258               65,214
Accrued expenses                                                                            554,977              868,668
Account payable-affiliate                                                                   531,285              708,751
Distributions payable                                                                            --              712,735
                                                                                      -------------        -------------

Total Liabilities                                                                        69,817,020           71,391,008

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 3,922,923 shares and 3,429,414, respectively        $  32,985,016        $  28,591,260
Class B convertible stock, no par value, authorized 240,000 shares;
   issued and outstanding 240,000  shares                                                    24,000               24,000
Distributions greater than net income                                                       (11,197)            (517,260)
                                                                                      -------------        -------------

Total Shareholders' Equity                                                               32,997,819           28,098,000
                                                                                      -------------        -------------

Total Liabilities and Shareholders' Equity                                            $ 102,814,839        $  99,489,008
                                                                                      =============        =============



See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENT  OF OPERATIONS (UNAUDITED)

                                                                   March 31,
                                                                     2000
                                                                  ----------
REVENUES:

         Lease revenue                                            $3,406,678
         Interest income and other revenue                            48,007

EXPENSES:

         Taxes, insurance and other                                  691,575
         General and administrative                                  254,736
         Depreciation  of real estate owned                          549,201
         Interest                                                  1,453,110
                                                                  ----------

                                      Total expenses               2,948,622
                                                                  ----------

Net income                                                        $  506,063
                                                                  ==========

Basic and diluted earnings per common share                       $     0.14
                                                                  ==========

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                   Common Stock         Class B Convertible Stock   Distributions
                                              ---------------------------------------------------      Greater          Total
                                               Number                     Number                         Than        Shareholders'
                                              of Shares      Amount      of Shares      Amount        Net Income        Equity
                                              ------------------------------------------------------------------------------------


Balance at December 31, 1999                  3,429,414   $28,591,260     240,000     $  24,000       $(517,260)     $28,098,000

Net proceeds from the sale of common shares     456,873     4,064,541          --            --              --        4,064,541
Net income                                           --            --          --            --         506,063          506,063
Common stock issued through reinvestment
          of distribution                        36,636       329,215          --            --              --          329,215
                                              ---------   -----------     -------     ---------       ---------      -----------
Balance at March 31, 2000                     3,922,923   $32,985,016     240,000     $  24,000       $ (11,197)     $32,997,819
                                              =========   ===========     =======     =========       =========      ===========








See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                     Three Months Ended
                                                                           March 31,
                                                                             2000
                                                                     ------------------
Cash flow from operating activities:

   Net income                                                           $   506,063
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation of real estate owned                                        549,201
     Changes in operating assets and liabilities:
       Prepaid expenses                                                       6,448
       Rent and notes receivable from Apple Suites Management, Inc.        (509,566)
       Other assets                                                         (31,395)
       Accounts payable                                                      96,044
       Accounts payable-affiliates                                         (177,466)
       Accrued expenses                                                    (313,691)
       Interest payable                                                    (466,140)
                                                                        -----------

                    Net cash used in  operating activities                 (340,502)

Cash flow from investing activities:

   Payments received on notes receivable                                     13,739
   Capital improvements                                                    (280,532)
   Restricted cash for property improvement plan                            326,852
   Earnest deposit money for pending acquisitions                          (200,000)
                                                                        -----------

                    Net cash used in investing activities                  (139,941)

Cash flow from financing activities:

   Net proceeds from issuance of common shares                            4,394,265
   Cash distributions paid to shareholders                                 (713,244)
                                                                        -----------

                    Net cash provided by financing activities             3,681,021

                    Increase  in cash and cash equivalents                3,200,578

Cash and cash equivalents, beginning of period                              581,344
                                                                        -----------


Cash and cash equivalents, end of period                                $ 3,781,922
                                                                        ===========



See accompanying notes to consolidated financial statements.

                                APPLE SUITES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000

(1)      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the period ended December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

         The  Company  commenced   operations  in  September  1999,   therefore,
         consolidated statements of operations and cash flows for the three month period ended March 31, 1999 are not presented.

         Apple Suites, Inc., (the "Company") leased to Apple Suites Management, Inc. or its subsidiary (the "Lessee") all of its hotels acquired during 1999.

         The Lessee hired Promus Hotels, Inc. ("Promus"),a wholly owned subsidiary of Hilton Hotels Corporation ("Hilton") to manage the Company's hotels under the terms of a management agreement between Promus and the Lessee.

         Relationship with Lessee

         The Company must rely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its rent obligation to the Company under the master hotel lease agreement ("Percentage Leases"). At March 31, 2000, the Lessee's rent payable to the Company amounted to $2,641,141. The original terms under the Percentage Leases allow monthly base rent to be paid in arrears and quarterly percentage rent to be paid 15 days following the quarter-end.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)      INVESTMENT IN HOTELS

         At March 31, 2000, the Company owned 11 hotels. Investment in hotels at March 31, 2000 consist of the following:

         Land                                                $15,687,640
         Building                                             77,336,538
         Furniture and equipment                               1,472,195
                                                             -----------
                                                             $94,496,373
         Less accumulated depreciation                        (1,045,410)
                                                             -----------
                                                             $93,450,963
                                                             -----------

(3)      NOTES PAYABLE

         In conjunction with the purchase of 11 hotels, notes were executed by the Company made payable to the order of Hilton in the amount of $68,569,500. The notes bear a fixed interest rate of 8.5% per annum and are cross-collateralized by the 11 hotels owned by the Company. Interest payments are due monthly. Notes amounting to $64,185,000 mature during the fourth quarter of 2000, and the remaining $4,384,500 note matures in January 2001. Principal payments are to be made to the extent of net equity proceeds from the offering of common shares. Hilton has agreed to defer principal payments until the earlier of June 30, 2000 or such time as two additional hotels have been purchased by the Company. The Company paid $1,453,110 in interest for the period ended March 31, 2000.

(4)      SHAREHOLDERS' EQUITY

         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $4,568,723 from the sale of 456,873 shares at $10 per share during the three month period ended March 31, 2000. The net proceeds of the offering, after deducting selling commissions and other offering costs were $4,064,541 for the period.

         The Company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the Company ("Additional Share Option"). Of the total proceeds raised from common shares during the period ended March 31, 2000, $366,360 (net $329,215) was provided through the reinvestment of distributions.

(5)      COMMITMENTS AND RELATED PARTIES

         The Company receives rental income from the Lessee under the Percentage Leases which expire in 2009, subject to earlier termination by the Company with 30 days notice. The Leases contain two optional five-year extensions. The rent due under the Percentage Leases is the sum of base rent and percentage rent. Percentage rent is calculated by multiplying fixed percentages by the total amounts of suite revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the Consumer
         Price Index ("CPI"). The Company earned rents of $3,406,678 for the three month period ended March 31, 2000.

         Under the Percentage Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under certain agreements to fund 5% of suite revenues per month for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2000, $753,927 was held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, $696,869 was held for the property improvement plan with a financial institution and treated as restricted cash.

         The Lessee engages Promus as a third-party manager to operate the hotels leased by it and pays the manager based on a percentage fee of 4% of adjusted gross revenues. During the first two years of the management agreement, a portion of the management fee equal to 1% of adjusted gross revenues is subordinated to the Lessee's receipt of a return equal to 11% of the purchase price of each hotel. The Lessee pays the manager a franchise fee and a marketing fee, equal to 4% of gross revenues, respectively.

         The Company loaned the Lessee $567,900 for franchise fees and $121,800 for hotel supplies for the 11 hotels. The debt agreements are evidenced by promissory notes bearing interest at a rate of 9% per annum. Principal and interest payments are due monthly. The promissory notes have various maturity dates through January 2010.

         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. At March 31, 2000, the Company owed ASRG $490,238.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the three months ended March 31, 2000, ASA earned $22,533 under this agreement and $41,046 was payable at March 31, 2000.

         The Lessee, ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

(6)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                                Three Months
                                                                    Ended
                                                                   3/31/00
                                                                   -------

                Numerator:
                     Net Income
                     Numerator for basic and
                     diluted earnings                            $  506,063
                Denominator:
                     Denominator for basic
                     earnings per share-weighted-
                     average shares                               3,607,458
                Effect of dilutive securities:
                     Stock options                                    2,200
                ----------------------------------------------------------------
                Denominator for diluted earnings
                     per share-adjusted weighted-
                     average shares and assumed
                     conversions                                  3,609,658
                ----------------------------------------------------------------
                Basic and diluted earnings per
                     common share                                $     0.14
                ----------------------------------------------------------------

(7)      ACQUISITIONS

         The following unaudited pro forma information for the three months ended March 31, 1999 is presented as if the acquisition of the 11 hotels occurred on January 1, 1999. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                                   Three Months
                                                                      Ended
                                                                     3/31/99

          Lease revenue                                            $3,398,637

          Net income                                                  748,633

          Net income per share-basic and diluted                         $.22


         The pro forma information applies the Company's Percentage Lease Agreements to actual suite revenue and expenses of the 11 hotels acquired in 1999 for the respective period in 1999 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of the beginning of the periods; and (4) common stock raised during 1999 to purchase these hotels has been adjusted to reflect issuances as of January 1, 1999.

(8)      SUBSEQUENT EVENTS

         In April, 2000 the Company distributed to its shareholders approximately $904,918 ($.25 per share) of which approximately $448,641 was reinvested in the purchase of additional shares. On April 18, 2000, the Company closed the sale to investors of 301,514 shares at $10 per share representing net proceeds to the Company of $2,350,227.

         On May 8, 2000, the Company acquired a Homewood Suites(R) hotel in Malvern, Pennsylvania for $15,489,000. The hotel was purchased through a combination of equity proceeds from the equity offering and a note in the amount of $11,616,750 made payable to the order of Promus. The note has a fixed interest rate of 8.5% per annum. Interest payments are due monthly and the maturity date is May, 2001. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other 11 Homewood Suites(R) hotels owned at March 31, 2000.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                                March 31,               December 31,
                                                                                  2000                      1999
                                                                               -----------              -----------
Current assets

Cash and cash equivalents                                                      $ 2,329,310                2,395,000
Accounts receivables, net                                                        1,514,431                  738,361
Inventories                                                                        125,970                  121,801
Other assets                                                                         2,188                    8,142
                                                                               -----------              -----------

     Total Current Assets                                                        3,971,899                3,263,304

Non-current assets

Deferred franchise fees                                                            555,753                  562,851
                                                                               -----------              -----------

Total Assets                                                                   $ 4,527,652              $ 3,826,155
                                                                               ===========              ===========

Liabilities and Shareholders' Deficit

Current liabilities

Account payable                                                                $   105,247                   48,586
Rent payable to Apple Suites, Inc.                                               2,641,141                2,123,136
Due to third party manager                                                         482,084                  454,147
Due to Apple Suites, Inc.                                                           20,552                   28,991
Accrued expenses                                                                   704,153                  624,346
Current portion of note payable to Apple Suites, Inc.                               58,350                   56,939
                                                                               -----------              -----------

     Total Current liabilities                                                   4,011,527                3,336,145

Non-current  liabilities

Note payable to Apple Suites, Inc.                                                 615,864                  631,014
                                                                               -----------              -----------

Total Liabilities                                                                4,627,391                3,967,159

Shareholders' deficit

Common Stock, no par value,  5,000 authorized;
  10 shares issued and outstanding                                                     100                      100
Retained deficit                                                                   (99,839)                (141,104)
                                                                               -----------              -----------

Total Shareholders' deficit                                                        (99,739)                (141,004)
                                                                               -----------              -----------

Total Liabilities and Shareholders' Deficit                                    $ 4,527,652              $ 3,826,155
                                                                               ===========              ===========


See accompanying notes to financial statements.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                            Three Months
                                                                Ended
                                                           March 31, 2000
                                                           --------------

REVENUE

Suite revenue                                                $7,682,355
Other revenue                                                   420,816
                                                             ----------

   Total revenue                                              8,103,171

EXPENSES

Operating expense                                             2,295,392
General and administrative                                      670,943
Advertising and promotion                                       662,647
Utilities                                                       283,263
Franchise fees                                                  307,294
Management fees                                                 322,766
Rent expense-Apple Suites, Inc.                               3,406,678
Interest expense                                                 15,275
Other                                                            96,212
                                                             ----------

   Total expenses                                             8,060,470

Income before income taxes                                       42,701

Income tax expense                                                   --
                                                             ----------

Net income                                                   $   42,701
                                                             ==========


See accompanying notes to consolidated financial statements.

APPLE SUITES MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                              2000
                                                                       ------------------
Cash flow from operating activities:

   Net income                                                             $   42,701
   Adjustments to reconcile net income to net cash
   used in operating activities
      Amortization of deferred franchise fees                                  7,098
      Changes in operating assets and liabilities:
       Receivables                                                          (776,070)
       Other assets                                                              349
       Due to  Apple Suites, Inc.                                             (8,439)
       Rent payable to Apple Suites, Inc.                                    518,005
       Accounts payable                                                       56,661
       Due to  third party manager                                            27,937
       Accrued expenses                                                       79,807
                                                                          ----------

                      Net cash used in  operating activities                 (51,951)

Cash flow from financing activities:

       Repayments of notes payable                                           (13,739)
                                                                          ----------

                      Net cash used in financing activities                  (13,739)

                      Decrease  in cash and cash equivalents                 (65,690)

Cash and cash equivalents, beginning of period                             2,395,000
                                                                          ----------


Cash and cash equivalents, end of period                                  $2,329,310
                                                                          ==========


See accompanying notes to consolidated financial statements.

                          APPLE SUITES MANAGEMENT, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2000

(1)      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Apple Suites Management, Inc. (the "Lessee") operates in one business segment. Each hotel is leased by the Company to the Lessee under a master hotel lease agreement ("Percentage Lease") having an initial term of ten years, subject to earlier termination at the option of the Company upon 30 days notice. The lease agreement provides for two optional five-year extensions. The Percentage Leases require base rent payments to be made to the Company on a monthly basis and additional quarterly payments to be made based upon percentages of suite and sundry revenue. Promus Hotels, Inc. or an affiliate ("Promus") manages the hotels under a management agreement with the Lessee. Promus Hotels, Inc. is a wholly-owned subsidiary of Hilton Hotel Corporation ("Hilton"). The hotels are located throughout the United States and are licensed with Homewood Suites(R) by Hilton.

         The  Lessee   commenced   operations  in  September  1999,   therefore,
         consolidated statements of operations and cash flows for the three month period ended March 31, 1999 are not presented.

(2)      PERCENTAGE LEASES

         The Percentage Leases expire in 2009, subject to earlier termination by the Company upon 30 days notice. The Percentage Leases provide for two optional five-year extensions. The rent due for each hotel is the sum of a base rent and a percentage rent. Percentage rent is calculated on a quarterly basis by multiplying fixed percentages by the total amounts of year-to-date suite revenues with reference to specified threshold amounts known as breakpoints. Both the base rent and the breakpoints used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI").

         The Lessee has entered into license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements have terms of 20 years and expire in 2019. These agreements require the Lessee to, among other things, pay monthly franchise fees equal to 4% of suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. The Lessee pays Promus 4% of monthly suite revenue for each of these functions, respectively. Total expenses incurred by the Lessee for franchise fees, advertising and promotion fees, and management fees for the three months ended March 31, 2000 totaled $937,354.

(3)      SHAREHOLDER'S EQUITY

         The Lessee requires or may require funds to capitalize its business to satisfy its obligations under Percentage Leases with the Company. To meet these objectives, the Lessee has two funding commitment agreements of $1 million each from Mr. Knight and Apple Suites Realty Group, Inc., ("ASRG"), respectively, (together "Payor"). ASRG is owned by Mr. Knight. The funding commitments are contractual obligations of the Payor to provide funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the lease agreements and does not represent any indebtedness. The funding commitments terminate upon the expiration of the Percentage Leases, written agreement between the Payor and the Lessee, or payment of all commitments amounts by the Payor to the Lessee. As of March 31, 2000, no contributions have been made by the Payor to the Lessee.

(4)      SUBSEQUENT EVENTS

         Effective May 8, 2000, the Company acquired a hotel property in Malvern, Pennsylvania. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other 11 Homewood Suites(R) hotels.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    This  report  contains  forward-looking  statements  within  the  meaning of
    Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; competitors within the extended-stay industry; and the liquidity of the Lessee. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

    General

    During 1999,  Apple  Suites,  Inc. (the  "Company")  acquired 11 hotels with
    1,218 suites from Promus Hotels, Inc. (or its affiliates), which was subsequently acquired by Hilton Hotels Corporation ("Hilton") and is now a wholly-owned subsidiary of Hilton. All of the Company's hotels are leased to Apple Suites Management, Inc., or its subsidiary (the "Lessee") pursuant to the master hotel lease agreements ("Percentage Leases"). Each Percentage Lease obligates the lessee to pay rent equal to the sum of a base rent and a percentage rent based on suite revenues and sundry other revenues of each hotel. The Lessee's ability to make payments to the Company pursuant to the Percentage Leases is dependent primarily upon the operations of the hotels. See Note 5 to the consolidated financial statements of the Company for further lease information.

    The Lessee holds the franchise and market reservation agreement for each of the hotels, which are operated as Homewood Suites(R) by Hilton. The Lessee engages a third-party manager, Promus Hotels, Inc., ("Promus"), to operate the hotels. The Company is externally advised and has contracted with Apple Suites Advisors, Inc. (the "Advisor") to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions. The Lessee, the Advisor, and ASRG are all owned by Mr. Glade Knight, the Company's Chairman. See Note 5 to the consolidated financial statements of the Company for further information on related-party transactions.

    RESULTS OF OPERATIONS

    APPLE SUITES, INC. - THE COMPANY

    Revenues

    As operations of the Company commenced effective September 1, 1999, a comparison to 1999 is not possible. During the three months ended March 31, 2000, the Company had revenues of $3,454,685. All of the Company's lease revenue is derived from the Percentage Leases covering the hotels in operations with the Lessee.

    The Company's other income consists of $32,732 of interest income earned from the investments of its cash and cash reserves and 15,275 of interest earned from the promissory notes with the Lessee for franchise and hotel supplies.

    Expenses

    The expenses of the Company consist of property taxes, insurance, general and administrative expenses, interest on notes payable and depreciation on the hotels. Total expenses, exclusive of interest and depreciation, for the three months ended March 31, 2000 were $946,311 or 27% of total revenue.

    Interest expense was $1,453,110 for the three months ended March 31, 2000 and represented interest on short-term notes payable to Hilton at an interest rate of 8.5%.

    Depreciation expense was $549,201 for the three months ended March 31, 2000.

    Taxes, insurance, and other was $691,575 for the three months ended March 31, 2000 or 20% of total revenue.

    General  and  administrative  expense  totaled 7% of total  revenues.  These
    expenses  represent  the  administrative   expenses  of  the  Company.  This
    percentage is expected to decrease as the Company's asset base grows.

    APPLE SUITES MANAGEMENT, INC. - (THE LESSEE)

    Revenues

    As operations commenced effective September 1, 1999, a comparison to 1999 is not possible. Total revenues were $8,103,171. Total revenues consist primarily of suite revenue, which was $7,682,355 for the three months ended March 31, 2000

    For the three months ended March 31, 2000 the average occupancy rate was 78%, average daily rate ("ADR") was $89, and revenue per available room ("REVPAR") was $69.

    Expenses

    Total expenses for the three months ended March 31, 2000 were $8,060,470. Rent expense represents $3,406,678 or 42% of total revenue.

    The Lessee contracts with Promus to manage the day-to-day operations of the hotels. The Lessee pays Promus fees of 4% of suite revenue for these functions. The Lessee also pays Promus a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites(R) by Hilton and to participate in its reservation system. Total expensee for these services were $937,354 during the period.

    LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 2000, the Company sold 493,509 at $10 per share of its common stock to its investors. The total gross proceeds from the shares sold were $4,935,083, which netted $4,393,756 to the Company after the payment of selling commissions and other offering costs.

    The Lessee's obligations under the Percentage Leases are unsecured. The Lessee has limited capital resources, and, accordingly its ability to make lease payments under the Percentage Leases is substantially dependent on the ability of the Lessee to generate sufficient cash flow from operations of the hotels. The company has certain abilities to cancel the lease with the Lessee if the Lessee does not perform under the terms of the lease.

    To support the Lessee's obligations, the Lessee has two funding commitments of $1 million each from Mr. Knight and ASRG, respectively (together "Payor"). The funding commitments are contractual obligations of the Payor to pay funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the lease agreements, do not represent indebtedness, and are not subject to interest. The funding commitments terminate upon the expiration of the Percentage Leases agreements, written agreement between the Payor and the Lessee, or payment of all commitment amounts by the Payor to the Lessee. As of March 31, 2000, no contributions have been made by the Payor to the lessee under the funding commitments.

    Notes payable

    In conjunction with purchase of the 11 hotels, notes were executed by the Company made payable to the order of Hilton Hotels, Inc. in the amount of $68,569,500. The notes bear an effective interest rate of 8.5% per annum. Interest payments are due monthly. Principal payments are to be made from net proceeds from the offering of common shares. Hilton agreed to defer principal payments until the earlier of June 30, 2000 or such time as two additional hotels have been purchased by the Company. At March 31, 2000, the Company borrowings were $68,569,500.

    The Company has $68.6 million in notes payable with Hilton Hotels, Inc. with principal payments of $34 million due on October 1, 2000, $30.2 million due on November 1, 2000, and $4.4 million due on January 1, 2001. The Company plans to pay these notes with the proceeds form its continuous "best efforts" offering of common shares. However, based on the current rate at which equity is being raised by the offering, the Company may have to seek other measures to repay these loans. The Company is currently holding discussions with several lenders to obtain financing for its hotels and is exploring both unsecured and secured financing arrangements. Although no firm financing commitments have been received, the Company believes that based on discussions with lenders and other market indicators it can obtain sufficient financing prior to maturity of the notes. Obtaining refinancing is dependent upon a number of factors, including: (1) continued operation of the hotels at or near current occupancy and room rate levels as the Company's leases are based on a percentage of hotel suite income, (2) general level of interest rates including credit spreads of real estate based on lending, and (3) general economic conditions. For each of the notes payable, all of the Company's 11 hotels serve as collateral.

    Cash and cash equivalents
    Cash and cash equivalents totaled $3,781,922 at March 31, 2000.

    Capital requirements
    The Company has an ongoing capital commitment to fund its capital improvements. The Company is required under the Percentage Leases to make available to the Lessee for the repair, replacement, or refurbishing of furniture, fixtures, and equipment an amount equal to 5% of suite revenue monthly on a cumulative basis, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition. The Company capitalized improvements of $280,532 in 2000. At March 31, 2000 $696,869 was held by Hilton, restricted for funding of these improvements.

    The Company expects to acquire additional hotels during 2000. The Company plans to have monthly equity closings in 2000, until the offering is fully funded, or until such time as the Company may opt to discontinue the offering. It is anticipated that the equity funds will be invested in additional hotels and used to make principal payments on the notes incurred in conjunction with the existing acquisitions.

    Capital resources are expected to grow with the future sale of its shares. Approximately 46% of the 2000 common stock dividend distribution, or $329,215 was reinvested in additional common shares. In general, the Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 2000, given current and anticipated financing arrangements.

    Seasonality
    The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's lease revenues, particularly during the fourth quarter, to the extent that it receives percentage rent. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, the Company expects to utilize cash on hand or funds from equity raised through its "best efforts" offering to make distributions.

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes since December 31, 1999. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2000:


Common Shares Registered:
              1,666,666.67         Common Shares $  9 per Common Share                        $ 15,000,000

             28,500,000.00         Common Shares $10 per Common Share                         $285,000,000
             -------------

Totals:      30,166,666.67         Common Shares
             -------------


Common Shares Sold:
              1,666,666.67         Common Shares      $ 9 per Common Share                   $  15,000,000

              2,256,256.00         Common Shares     $10 per Common Share                    $  22,562,559
              ------------                                                                   -------------

Totals:       3,922,922.67         Common Shares                                             $  37,562,559
              ------------

Expenses of Issuance and Distribution of Common Shares

        1.   Underwriting discounts and commissions                                          $   3,756,246
        2.   Expenses of underwriter                                                         $          --
        3.   Direct or indirect payments to directors or officers
             of the Company or their associates, to ten percent
             shareholders, or to affiliates of the Company                                   $          --
        4.   Fees and expenses of third parties                                              $     821,297
                                                                                             -------------
        Total Expenses of Issuance and Distribution of
             Common Shares                                                                   $   4,577,543

        Net Proceeds to the Company                                                          $  32,985,016

        1.   Purchase of real estate (including repayment of
             Indebtedness incurred to purchase real estate)                                  $  22,856,500
        2.   Interest on indebtedness                                                        $   2,698,154
        3.   Working capital                                                                 $   5,555,735
        4.   Fees to the following (all affiliates of officers of the Company):
             a.  Apple Suites Advisors, Inc.                                                 $      46,107
             b. Apple Suites Realty Group, Inc.                                              $   1,828,520

        5.   Fees and expenses of third parties:                                             $          --
             a.  Legal                                                                       $          --
             b.  Accounting                                                                  $          --

        6.   Other (specify                 )                                                $          --
                            ----------------                                                 -------------
        Total of Application of Net Proceeds to the Company                                  $  32,985,016



                Part II, Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits - Exhibit 27- Financial Data Schedule

   (b)   Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2000, the items reported and the financial statements included in such filings.


         Type and Date                          Items
         of Reports                            Reported            Financials Statements Filed

         Form 8-K dated                        2 and 7             Historical  Balance  Sheets  as of
         December 22, 1999 and                                     December   31,   1998  and   1997;
         filed January 6, 2000                                     Historical  Income  Statements for
                                                                   the year ended  December  31, 1998
                                                                   and 1997; Historical Statements of
                                                                   Cash  Flows  for  the  year  ended
                                                                   December  31,  1998 and 1997;  and
                                                                   Historical      Statements      of
                                                                   Shareholders'  Equity for the year
                                                                   ended  December  31, 1998 and 1997
                                                                   (pertaining to  Jackson-Ridgeland,
                                                                   Mississippi hotel).


                                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)

DATE:   5-15-00                         BY:   /s/ Glade M. Knight
     ----------------------------             ----------------------------------
                                              Glade M. Knight
                                              President

                                        BY:   /s/ Stanley J. Olander
                                              ----------------------------------
                                              Stanley J. Olander
                                              Secretary and Treasurer