Form 10-Q
period 2000-06-30
APPLE SUITES INC
filed 2000-08-11
CIK 1084681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ---------------

                        Commission File Number 000-30491

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

                   VIRGINIA                                54-1933472
         (State or other jurisdiction                     (IRS Employer
       of incorporation or organization)               Identification No.)

             306 EAST MAIN STREET
              RICHMOND, VIRGINIA                              23219
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

At August 1, 2000, there were outstanding 5,336,812 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page Number
                                                                            -----------
PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)
                      APPLE SUITES, INC. (The "Company")

                           Consolidated Balance Sheets -                         4
                           June 30, 2000 and December 31, 1999

                           Consolidated Statement of Operations -                5
                           Three months ended June 30, 2000
                           Six months ended June 30, 2000

                           Consolidated Statement of Shareholders'               6
                           Equity - Six months ended June 30, 2000

                           Consolidated Statement of Cash Flows -                7
                           Six months ended June 30, 2000

                           Notes to Consolidated Financial Statements            8

                      APPLE SUITES MANAGEMENT, INC. (The "Lessee")

                           Consolidated Balance Sheets-                         13
                           June 30, 2000 and December 31, 1999

                           Consolidated Statement of Operations-                14
                           Three months ended June 30, 2000
                           Six months ended June 30, 2000

                           Consolidated Statement of Cash Flows-                15
                           Six months ended June 30, 2000

                           Notes to Consolidated Financial Statements           16

         Item 2.      Management's Discussion and Analysis                      18
                      of  Financial Condition and Results of
                      Operations

         Item 3.      Quantitative and Qualitative Disclosures                  23
                      about  Market Risk



PART II.      OTHER INFORMATION:

         Item 1.      Legal Proceedings (not applicable).

         Item 2.      Changes in Securities and Use of Proceeds                 24

         Item 3.      Defaults Upon Senior Securities
                      (not applicable).

         Item 4.      Submission of Matters to a Vote of                        25
                      Security Holders (not applicable).

         Item 5.      Other Information (not applicable)

         Item 6.      Exhibits and Reports on Form 8-K                          26

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                             June 30,             December 31,
                                                                                               2000                   1999
                                                                                           -------------          ------------
ASSETS

Investment in hotels -net of accumulated depreciation of
   $1,715,455 and $496,209, respectively                                                   $ 125,100,974          $ 93,719,632
Cash and cash equivalents                                                                      3,445,125               581,344
Restricted cash                                                                                  544,469             1,023,721
Rent receivable from Apple Suites Management, Inc.                                             1,996,479             2,123,136
Notes and other receivables from Apple Suites Management, Inc.                                 1,771,124               717,019
Capital improvement reserve                                                                      653,149               753,927
Prepaid expenses                                                                                 194,185               270,229
Other assets                                                                                   1,556,769               300,000
                                                                                           -------------          ------------
Total Assets                                                                               $ 135,262,274          $ 99,489,008
                                                                                           =============          ============


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                      $  91,350,000          $ 68,569,500
Interest payable                                                                                 576,173               466,140
Accounts payable                                                                                 355,750                65,214
Accrued expenses                                                                               1,185,836               868,668
Account payable-affiliate                                                                        111,639               708,751
Distributions payable                                                                                 --               712,735
                                                                                           -------------          ------------


Total Liabilities                                                                             93,579,398            71,391,008

Shareholders' equity
Common stock, no par value, authorized 200,000,000 shares;
   issued and outstanding 4,945,552 shares and 3,429,414, respectively                     $  41,885,295          $ 28,591,260
Class B convertible stock, no par value, authorized 240,000 shares;
   issued and outstanding 240,000 shares                                                          24,000                24,000
Distributions greater than net income                                                           (226,419)             (517,260)
                                                                                           -------------          ------------

Total Shareholders' Equity                                                                    41,682,876            28,098,000
                                                                                           -------------          ------------

Total Liabilities and Shareholders' Equity                                                 $ 135,262,274          $ 99,489,008
                                                                                           =============          ============




See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)



                                                                                     Three Months Ended      Six Months Ended
                                                                                          June 30,               June 30,
                                                                                            2000                   2000
                                                                                     ------------------      ----------------
REVENUES:
                    Lease revenue                                                        $3,836,053             $7,242,731
                    Interest income and other revenue                                        98,682                146,689

EXPENSES:
                    Taxes, insurance and other                                              712,866              1,404,441
                    General and administrative                                              255,500                510,236
                    Depreciation  of real estate owned                                      670,045              1,219,246
                    Interest                                                              1,606,628              3,059,738
                                                                                         ----------             ----------

                                             Total expenses                               3,245,039              6,193,661
                                                                                         ----------             ----------

Net income                                                                               $  689,696             $1,195,759
                                                                                         ==========             ==========

Basic and diluted earnings per common share                                              $     0.16             $     0.31
                                                                                         ==========             ==========





See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                Class B
                                                       Common Stock         Convertible Stock   Distributions
-----------------------------------------------------------------------------------------------    Greater        Total
                                                    Number                   Number                  Than      Shareholders'
                                                   of Shares     Amount     of Shares   Amount    Net Income      Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       3,429,414   $28,591,260   240,000   $24,000   $  (517,260)   $ 28,098,000

Net proceeds from the sale of common shares        1,434,638    12,561,043        --        --            --      12,561,043
Net income                                                --            --        --        --     1,195,759       1,195,759
Cash distributions declared and
   paid to shareholders ($.25 per share)                  --            --        --        --      (904,918)       (904,918)
Common stock issued through
   reinvestment of distribution                       81,500       732,992        --        --            --         732,992
----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                           4,945,552   $41,885,295   240,000   $24,000   $  (226,419)   $ 41,682,876
============================================================================================================================



See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                                    2000
                                                                                                              ----------------
Cash flow from operating activities:

   Net income                                                                                                   $  1,195,759
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation of real estate owned                                                                               1,219,246
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                                               76,044
       Rent and notes receivable from Apple Suites Management, Inc.                                                 (830,930)
       Other assets                                                                                                  (11,769)
       Accounts payable                                                                                              290,536
       Accounts payable-affiliates                                                                                  (597,112)
       Accrued expenses                                                                                              317,168
       Interest payable                                                                                              110,033
                                                                                                                ------------

                              Net cash used in  operating activities                                               1,768,975

Cash flow from investing activities:

   Cash paid for acquisitions of hotels                                                                           (7,422,750)
   Capital improvements                                                                                           (2,526,588)
   Additions to capital improvements reserve held by third-party manager                                            (724,300)
   Reduction of capital improvements reserve held by third-party manager                                           1,203,552
   Reduction in restricted cash for property improvement plan                                                        100,778
   Payments received on notes receivable                                                                              32,732
                                                                                                                ------------

                              Net cash used in investing activities                                               (9,336,576)

Cash flow from financing activities:


   Net proceeds from issuance of common shares                                                                    13,294,035
   Cash distributions paid to shareholders                                                                        (1,617,653)
   Cash payments for deferred financing costs                                                                     (1,245,000)
                                                                                                                ------------

                              Net cash provided by financing activities                                           10,431,382

                              Increase  in cash and cash equivalents                                               2,863,781


Cash and cash equivalents, beginning of period                                                                       581,344
                                                                                                                ------------


Cash and cash equivalents, end of period                                                                        $  3,445,125
                                                                                                                ============


Supplemental cash flow information:

Interest paid                                                                                                   $  2,949,705
Non-cash transaction:

                             Notes payable-secured issued by seller in connection with
                                hotel acquisitions                                                              $ 22,780,500


See accompanying notes to consolidated financial statements.

                                APPLE SUITES, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(1)      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the period ended December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

         The  Company  commenced   operations  in  September  1999,   therefore,
         consolidated statements of operations and cash flows for the three and six months period ended June 30, 1999 are not presented.

         Apple Suites, Inc., (the "Company") leased to Apple Suites Management, Inc. or its subsidiary (the "Lessee") all of its hotels acquired to date.

         The Lessee hired Promus Hotels, Inc. ("Promus"),a wholly owned subsidiary of Hilton Hotels Corporation ("Hilton") to manage the Company's hotels under the terms of a management agreement between Promus and the Lessee.

         Relationship with Lessee
         ------------------------

         The Company must rely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its rent obligation to the Company under the master hotel lease agreements ("Percentage Leases"). At June 30, 2000, the Lessee's rent payable to the Company amounted to $1,996,479. The original terms under the Percentage Leases allow monthly base rent to be paid in arrears and quarterly percentage rent to be paid 15 days following the quarter-end. Amounts were paid by the Lessee in July 2000.

         The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)      INVESTMENT IN HOTELS

         At June 30, 2000, the Company owned 13 hotels. Investment in hotels at June 30, 2000 consist of the following:

         Land                                               $  19,183,614
         Building                                             104,571,526
         Furniture and equipment                                3,061,289
                                                             ------------
                                                             $126,816,429
         Less accumulated depreciation                         (1,715,455)
                                                             ------------
                                                             $125,100,974
                                                             ------------

         On May 8, 2000, the Company acquired a 123-room hotel located in Malvern, Pennsylvania for $15,489,000. On June 30, 2000, the Company acquired a 112-room hotel located in Boulder, Colorado for $14,885,000.

(3)      NOTES PAYABLE

         In conjunction with the purchase of 13 hotels, notes were executed by the Company made payable to the order of Hilton in the amount of $91,350,000 ($22,780,500 in 2000 and $68,569,500 in 1999). The notes bear a fixed interest rate of 8.5% per annum and are cross-collateralized by the 13 hotels owned by the Company. Interest payments are due monthly. Notes amounting to $64,185,000 mature during the fourth quarter of 2000, $4,384,500 note matures in January 2001 and the remaining matures in April 2001. Principal payments are to be made to the extent of net equity proceeds from the offering of common shares. The Company paid $2,949,705 in interest for the period ended June 30, 2000. During July 2000, the Company paid a principal payment of $5 million on the notes from net proceeds from the offering.

         The Company is negotiating to refinance these notes on commercially reasonable terms and conditions. The Company has applied for a commercial loan from a national bank in the amount of $58 million to be secured by the 11 hotels the Company purchased in 1999. There can be no assurance that the loan will occur in accordance with the terms of the loan application or at all.

         The Company has made an aggregate deposit of $1 million in connection with its loan application. If the closing on the loan does not occur within 90 days after the date of the application (June 9, 2000), the Company may be required to forfeit some or all of our deposit. The Company also has entered into an agreement, dated as of June 5, 2000, with the prospective lender, which guarantees the interest rate and provides for the Company's payment of certain fees if the Company terminates its loan application.








(4)      SHAREHOLDERS' EQUITY

         The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $14,346,376 from the sale of 1,434,638 shares at $10 per share during the six month period ended June 30, 2000. The net proceeds of the offering, after deducting selling commissions and other offering costs were $12,561,043 for the period.

         The Company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the Company ("Additional Share Option"). Of the total proceeds raised from common shares during the period ended June 30, 2000, $815,001 (net $732,992) was provided through the reinvestment of distributions.


(5)      COMMITMENTS AND RELATED PARTIES

         The Company receives rental income from the Lessee under the Percentage Leases which expire in 2010, subject to earlier termination by the Company with 30 days notice. The Leases contain two optional five-year extensions. The rent due under the Percentage Leases is the sum of base rent and percentage rent. Percentage rent is calculated by multiplying fixed percentages by the total amounts of suite revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI"). The Company earned rents of $7,242,731 for the six month period ended June 30, 2000.

         Under the Percentage Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under certain agreements to fund 5% of suite revenues per month for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At June 30, 2000, $653,149 was held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, $544,469 was held for the property improvement plan with a financial institution and treated as restricted cash.

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

         The Company loaned the Lessee $673,650 for franchise fees, $145,300 for hotel supplies and $960,000 for working capital for the 13 hotels. The debt agreements are evidenced by promissory notes bearing interest at a rate of 9% per annum. Principal and interest payments are due monthly. The promissory notes have various maturity dates through July 2010.

         The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. For the six months ended June 30, 2000, ASRG earned $607,480 under this agreement. At June 30, 2000, the Company owed ASRG $84,140.

         The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the six months ended June 30, 2000, ASA earned $50,032 under this agreement and $27,499 was payable at June 30, 2000.

         The Lessee, ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

(6)      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                                             Three Months      Six Months
                                                                                Ended            Ended
                                                                               6/30/00          6/30/00
                                                                              ---------        ---------
                Numerator:
                     Net income and
                     numerator for basic and Diluted earnings               $  689,696         $1,195,759
                Denominator:
                     Denominator for basic
                     earnings per share-weighted-
                     average shares                                          4,225,582          3,916,520
                Effect of dilutive securities:
                     Stock options                                               2,200              2,200
                     Class B Convertible Shares*                                    --                 --
              ---------------------------------------------------------------------------------------------
                Denominator for diluted earnings
                     per share-adjusted weighted-
                     average shares and assumed
                     conversions                                              4,227,782         3,918,720
              ---------------------------------------------------------------------------------------------
                Basic and diluted earnings per
                     common share                                            $    0.16         $     0.31
              ---------------------------------------------------------------------------------------------

         *Class B Convertible Shares are not included in earnings per common share calculation until such time it becomes probable that such shares can be converted to common shares.

(7)      ACQUISITIONS

         The following unaudited pro forma information for the six months ended June 30, 2000 and 1999 is presented as if the acquisition of the 13 hotels occurred on January 1, 1999. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                                                   Six Months             Six Months
                                                                                      Ended                  Ended
                                                                                     6/30/00                6/30/99
          Lease revenue                                                             $8,891,505             $8,283,740

          Net income                                                                 1,194,774                823,959

          Net income per share-basic and diluted                                    $      .25             $      .21


         The pro forma information applies the Company's Percentage Lease Agreements to actual suite revenue and expenses of the 11 hotels acquired in 1999 and 2 hotels acquired in 2000 for the respective period in 1999 prior to acquisition by the Company. Net income also has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; and (3) interest expense has been adjusted to reflect the acquisition as of the beginning of the periods; and (4) common stock raised during 1999 and 2000 to purchase these hotels has been adjusted to reflect issuances as of January 1, 1999.

(8)      SUBSEQUENT EVENTS

         In July, 2000 the Company declared and distributed to its shareholders approximately $1,086,640 ($.25625 per share) of which approximately $520,676 was reinvested in the purchase of additional shares. On July 20, 2000, the Company closed the sale to investors of 391,261 shares at $10 per share representing net proceeds to the Company of $3,521,340.

         During July 2000, the Company paid a principal payment of $5 million on the notes from net proceeds from the offering.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     June 30,              December 31,
                                                                                       2000                   1999
                                                                                    -----------            -----------
Current assets

Cash and cash equivalents                                                           $ 2,819,898            $ 2,395,000
Accounts receivables, net                                                             1,622,830                738,361
Inventories                                                                             145,300                121,801
Other assets                                                                            113,313                  8,142
                                                                                    -----------            -----------

     Total Current Assets                                                             4,701,341              3,263,304

Non-current assets


Deferred franchise fees                                                                 653,943                562,851
                                                                                    -----------            -----------

Total Assets                                                                        $ 5,355,284            $ 3,826,155
                                                                                    ===========            ===========

Liabilities and Shareholders' Deficit

Current liabilities

Account payable                                                                     $   319,732            $    48,586
Rent payable to Apple Suites, Inc.                                                    1,996,479              2,123,136
Due to third party manager                                                              507,542                454,147
Due to Apple Suites, Inc.                                                                26,653                 28,991
Accrued expenses                                                                        917,840                624,346
Current portion of note payable to Apple Suites, Inc.                                    71,028                 56,939
                                                                                    -----------            -----------

     Total Current liabilities                                                        3,839,274              3,336,145

Non-current liabilities


Note payable to Apple Suites, Inc.                                                    1,673,443                631,014
                                                                                    -----------            -----------

Total Liabilities                                                                     5,512,717               3,967,159

Shareholders' deficit

Common Stock, no par value,  5,000 authorized;
  10 shares issued and outstanding                                                          100                    100
Retained deficit                                                                       (157,533)              (141,104)
                                                                                    -----------            -----------


Total Shareholders' deficit                                                            (157,433)              (141,004)
                                                                                    -----------            -----------

Total Liabilities and Shareholders' Deficit                                         $ 5,355,284            $ 3,826,155
                                                                                    ===========            ===========



See accompanying notes to financial statements.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT (UNAUDITED)


                                                                Three Months              Six Months
                                                                   Ended                    Ended
                                                               June 30, 2000            June 30, 2000
                                                               -------------            -------------
REVENUE

Suite revenue                                                   $ 8,479,831              $ 16,162,186
Other revenue                                                       470,735                   891,551
                                                                -----------              ------------


   Total revenue                                                  8,950,566                17,053,737

EXPENSES


Operating expense                                                 2,501,943                 4,797,335
General and administrative                                          738,655                 1,409,598
Advertising and promotion                                           773,396                 1,436,043
Utilities                                                           318,158                   601,421
Franchise fees                                                      337,771                   645,065
Management fees                                                     356,606                   679,372
Rent expense-Apple Suites, Inc.                                   3,836,053                 7,242,731
Interest expense                                                     30,312                    45,587
Other                                                               116,802                   213,014
                                                                -----------              ------------


   Total expenses                                                 9,009,696                17,070,166


Income before income taxes                                          (59,130)                  (16,429)


Income tax expense                                                       --                        --
                                                                -----------              ------------

Net loss                                                        $   (59,130)             $    (16,429)
                                                                ===========              ============


Retained deficit, beginning of period                           $   (98,403)             $   (141,104)
                                                                -----------              ------------

Retained deficit, end of period                                 $  (157,533)             $   (157,533)
                                                                ===========              ============




See accompanying notes to consolidated financial statements.

APPLE SUITES MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                               2000
                                                                                                         ----------------
Cash flow from operating activities:

   Net income                                                                                               $   (16,429)
   Adjustments to reconcile net income to net cash
   provided by operating activities

     Amortization of deferred franchise fees                                                                     14,658
     Changes in operating assets and liabilities:
       Receivables                                                                                             (884,469)
       Other assets                                                                                            (105,171)
       Due to  Apple Suites, Inc.                                                                                (2,338)
       Rent payable to Apple Suites, Inc.                                                                       833,268
       Accounts payable                                                                                         271,146
        Due to  third party manager                                                                              53,395
       Accrued expenses                                                                                         293,570
                                                                                                            -----------

                              Net cash used in  operating activities                                            457,630

Cash flow from financing activities:

       Repayments of notes payable                                                                              (32,732)
                                                                                                            -----------

                              Net cash used in financing activities                                             (32,732)

                              Decrease  in cash and cash equivalents                                            424,898


Cash and cash equivalents, beginning of period                                                                2,395,000
                                                                                                            -----------


Cash and cash equivalents, end of period                                                                    $ 2,819,898
                                                                                                            ===========



Supplemental cash flow information:

Non-cash transactions:
Notes payable-issued by Apple Suites, Inc.                                                                  $ 1,089,250
Payment of working capital by Apple Suites, Inc.                                                                960,000
Payment of deferred franchise fees by Apple Suites, Inc.                                                        105,750
Acquisition of inventory by Apple Suites, Inc.                                                                   23,500




See accompanying notes to consolidated financial statements.

                          APPLE SUITES MANAGEMENT, INC
             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2000

(1)      GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization
         ------------

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

         The  Lessee   commenced   operations  in  September  1999,   therefore,
         consolidated statements of operations and cash flows for the three and six month period ended June 30, 1999 are not presented.

(2)      PERCENTAGE LEASES

         The Percentage Leases expire in 2010, subject to earlier termination by the Company upon 30 days notice. The Percentage Leases provide for two optional five-year extensions. The rent due for each hotel is the sum of a base rent and a percentage rent. Percentage rent is calculated on a quarterly basis by multiplying fixed percentages by the total amounts of year-to-date suite revenues with reference to specified threshold amounts known as breakpoints. Both the base rent and the breakpoints used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI").

         The Lessee has entered into license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements have terms of 20 years and expire in 2020. These agreements require the Lessee to, among other things, pay monthly franchise fees equal to 4% of suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. The Lessee pays Promus 4% of monthly suite revenue for each of these functions, respectively. Total expenses incurred by the Lessee for franchise fees, advertising and promotion fees, and management fees for the six months ended June 30, 2000 totaled $1,970,316.

(3)      SHAREHOLDER'S EQUITY

         The Lessee requires or may require funds to capitalize its business to satisfy its obligations under Percentage Leases with the Company. To meet these objectives, the Lessee has two funding commitment agreements of $1 million each from Mr. Knight and Apple Suites Realty Group, Inc., ("ASRG"), respectively, (together "Payor"). ASRG is owned by Mr. Knight. The funding commitments are contractual obligations of the Payor to provide funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the lease agreements and does not represent any indebtedness. The funding commitments terminate upon the expiration of the Percentage Leases, written agreement between the Payor and the Lessee, or payment of all commitments amounts by the Payor to the Lessee. As of June 30, 2000, no contributions have been made by the Payor to the Lessee.

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

General
-------

We acquired 13 hotels with 1,453 suites from Promus Hotels, Inc. (or its affiliates), which is now a wholly-owned subsidiary of Hilton Hotels Corporation. All of our hotels are leased to Apple Suites Management, Inc., or its subsidiary (the "Lessee") pursuant to two master hotel lease agreements. Each master hotel lease agreement obligates the Lessee to pay rent equal to the sum of an annual base rent, a quarterly percentage rent and a quarterly sundry rent. The Lessee's ability to make these rent payments to us is dependent primarily upon the operations of the hotels. See Note 5 to our consolidated financial statements for further lease information.

The hotels are licensed to operate under the Homewood Suites(R) by Hilton franchise pursuant to separate license agreements. The Lessee engages Promus Hotels, Inc. to manage and operate the hotels under separate hotel management agreements. We are externally advised and have contracted with Apple Suites Advisors, Inc. (the "Advisor") to manage our day-to-day operations and to make investment decisions. We have contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with our hotel acquisitions. The Lessee, the Advisor, and ASRG are all owned by Mr. Glade Knight, our Chairman. See Note 5 to our consolidated financial statements for further information on related-party transactions.

RESULTS OF OPERATIONS
---------------------

APPLE SUITES, INC.

Revenues
--------

Because we commenced operations effective September 1, 1999, a comparison to the same period of 1999 is not possible. During the three and six months ended June 30, 2000, we had revenues of $3,934,735 and $7,389,420, respectively. All of our lease revenue is derived from the master hotel lease agreements.

Our other income for the three and six months ended June 30, 2000 consists of $68,429 and $101,161, respectively, of interest income earned from the investments of our cash and cash reserves. For the same period in 2000, we earned interest of $30,253 and $45,528, respectively, on the promissory notes payable by the Lessee for our funding of franchise fees, hotel supplies and working capital.

Expenses
--------

Our expenses consist of property taxes, insurance, general and administrative expenses, interest on notes payable and depreciation on the hotels. Total expenses, exclusive of interest and depreciation, for the three and six months ended June 30, 2000 were $968,366 and $1,914,677, respectively, or 25% and 26%, respectively, of total revenue.

The interest expense was $1,606,628 and $3,059,738, respectively, for the three and six months ended June 30, 2000 and represented interest on short-term notes payable to Promus Hotels, Inc. at an interest rate of 8.5%.

The depreciation expense was $670,045 and $1,219,246, respectively, for the three and six months ended June 30, 2000.

Taxes, insurance, and other was $712,866 and $1,404,441, respectively, for the three and six months ended June 30, 2000 or 18% and 19%, respectively, of total revenue.

The general and administrative expense totaled 6.5% and 7%, respectively, for the three and six months ended June 30, 2000 of total revenues. These expenses represent our administrative expenses. We expect these percentages to decrease as our asset base grows.

APPLE SUITES MANAGEMENT, INC.

Revenues
--------

As operations commenced effective September 1, 1999, a comparison to the same period of 1999 is not possible. Total revenues for the three and six months ended June 30, 2000 were $8,950,566 and $17,053,737, respectively. Total revenues consist primarily of suite revenue, which was $8,479,831 and $16,162,186 for the three and six months ended June 30, 2000

For the three and six months ended June 30, 2000 the average occupancy rate was 79% and

78%, respectively, average daily rate was $92 and $91, respectively, and revenue per available room was $72 and $71, respectively.

Expenses
--------

Total expenses for the three and six months ended June 30, 2000 were $9,009,696 and $17,070,166. Rent expense represents $3,836,053 and $7,242,731 or 43% and
42%, respectively, respectively, for the three and six months ended June 30, 2000 of total revenue.

The Lessee has agreed to pay Promus Hotels, Inc. a fee of 4% of suite revenue for management of the hotels. The Lessee has also agreed to pay Promus Hotels, Inc. fees of 4% of suite revenue to cover fees for the Homewood Suites(R) by Hilton franchise and to participate in its reservation system. Total expenses for these services were $1,970,316 during the period. For the second quarter of 2000, these expenses were $1,032,962.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, we sold 1,516,138 of our common shares, at $10 per share, to investors. The total gross sale proceeds were $15,161,377, which netted $13,294,035 to us after the payment of selling commissions and other offering costs.

The Lessee's obligations under the master hotel lease agreements are unsecured. The Lessee has limited capital resources, and, accordingly its ability to make rent payments is substantially dependent on the ability of the Lessee to generate sufficient cash flow from operations of the hotels. We have certain rights to cancel a master hotel lease agreement if the Lessee does not perform under the applicable terms.

To support the Lessee's obligations, the Lessee has received two funding commitments of $1 million each from Mr. Knight and ASRG, respectively (together "Payor"). The funding commitments are contractual obligations of the Payor to pay funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the master hotel lease agreements, do not represent indebtedness, and are not subject to interest. The funding commitments terminate upon the expiration of the master hotel lease agreements, a written agreement between the Payor and the Lessee, or the payment of all commitment amounts by the Payor to the Lessee. As of June30, 2000, no contributions have been made by the Payor to the Lessee under the funding commitments.

Notes payable
-------------
In conjunction with our purchase of the 13 hotels, we made promissory notes payable to the order of Promus Hotels, Inc. in the aggregate amount of $91,350,000. The notes provide for an effective interest rate of 8.5% per annum. Interest payments are due monthly. Principal payments are to be made from net proceeds of our offering of common shares. At June 30, 2000, our borrowings were $91,350,000. During July 2000, we paid a principal payment of $5 million on the promissory notes from net proceeds from the offering.

The promissory notes have various maturity dates. The approximate principal amounts and their due dates are as follows: $34 million due on October 1, 2000, $30.2 million due on November 1, 2000, $4.4 million due on January 1, 2001 and
$22.8 million due on April 28, 2001. Our goal is to pay these notes with the proceeds from our continuous "best efforts" offering of common shares. Based on the current rate at which equity is being raised by the offering, we may need to seek other measures to repay these loans.

We are negotiating to refinance these notes on commercially reasonable terms and conditions. We have applied for a commercial loan from a national bank in the amount of $58 million to be secured by the 11 hotels we purchased in 1999. There can be no assurance that the loan will occur in accordance with the terms of the loan application or at all.

If the loan occurs in accordance with the application, repayment would be made in monthly installments over 10 years, on an amortized basis, at a fixed annual interest rate of 9.17%. If the loan closes, we expect the lender to impose additional conditions or requirements that are customary for loans of this type. The loan would represent a change to our borrowing policy because we would no longer hold our properties over the long-term on an all-cash basis.

We have made an aggregate deposit of $1 million in connection with our loan application. If the closing on the loan does not occur within 90 days after the date of the application (June 9, 2000), we may be required to forfeit some or all of our deposit. We also have entered into an agreement, dated as of June 5, 2000, with the prospective lender, which guarantees the interest rate and provides for our payment of certain fees if we terminate our loan application.

We have entered into a letter agreement, dated May 8, 2000, with Promus Hotels, Inc. in regard to potential refinancing. Under this letter agreement, if we obtain refinancing, repay our initial four promissory notes in full, and are not in default under the other promissory notes, the first 11 hotels we purchased would be released as collateral. Furthermore, if our refinancing has both senior and junior levels of priority, and if the junior level does not exceed $13 million, we would be permitted to apply the net equity proceeds from our "best efforts" to the principal amount of such junior debt, rather than to our promissory notes with respect to the Philadelphia/Great Valley hotel and the Boulder hotel.

Cash and cash equivalents
-------------------------
Cash and cash equivalents totaled $3,445,125 at June 30, 2000.

Capital requirements
--------------------
We have an ongoing capital commitment to fund our capital improvements. We are required under the master hotel lease agreements to make an amount equal to 5% of suite revenue available monthly to the Lessee for the repair, replacement, or refurbishing of furniture, fixtures, and equipment on a cumulative basis, provided that such amount may be used for capital expenditures made by us with respect to the hotels. We expect that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. We capitalized improvements of $2,526,588 in 2000. At June 30, 2000 a total of $653,149 was held for funding of these improvements.

We plan to have monthly equity closings in 2000, until the offering is fully funded, or until such time as we may opt to discontinue the offering. We anticipate that the equity funds will be invested in additional hotels and will be used to make principal payments on the notes incurred in conjunction with our current hotels.

Capital resources are expected to grow with the future sale of our common shares. Approximately 45% of the 2000 common share dividend distribution, or $732,992 was reinvested in additional common shares. In general, our liquidity and capital resources are believed to be more than adequate to meet our cash requirements during 2000, given current and anticipated financing arrangements.

Seasonality
-----------
The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our lease revenues, particularly during the fourth quarter, to the extent that we receive percentage rent. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand or funds from equity raised through our "best efforts" offering to make distributions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since December 31, 1999. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 2. Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2000:

Common Shares Registered:

              1,666,666.67         Common Shares $ 9 per Common Share                         $ 15,000,000
             28,500,000.00         Common Shares $10 per Common Share                         $285,000,000
             -------------

Totals:      30,166,666.67         Common Shares
             -------------


Common Shares Sold:

              1,666,666.67         Common Shares $ 9 per Common Share                         $ 15,000,000
              3,278,885.00         Common Shares $10 per Common Share                         $ 32,788,853
             -------------                                                                    -------------

Totals:       4,945,551.67         Common Shares                                              $ 47,788,853
             -------------


Expenses of Issuance and Distribution of Common Shares

        1.   Underwriting discounts and commissions                                           $  4,778,885
        2.   Expenses of underwriter                                                          $          -
        3.   Direct or indirect payments to directors or officers
             of the Company or their associates, to ten percent
             shareholders, or to affiliates of the Company                                    $          -
        4.   Fees and expenses of third parties                                               $  1,124,673
                                                                                              ------------
        Total Expenses of Issuance and Distribution of
             Common Shares                                                                    $  5,903,558

        Net Proceeds to the Company                                                           $ 41,885,295

        1.   Purchase of real estate (including repayment of
             Indebtedness incurred to purchase real estate)                                   $ 30,450,000
        2.   Interest on indebtedness                                                         $  4,304,782
        3.   Working capital                                                                  $  4,620,907
        4.   Fees to the following (all affiliates of officers of the Company):
             a.   Apple Suites Advisors, Inc.                                                 $     73,606
             b.   Apple Suites Realty Group, Inc.                                             $  2,436,000

        5.   Fees and expenses of third parties:                                              $          -
             a.   Legal                                                                       $          -
             b.   Accounting                                                                  $          -

        6.   Other (specify ________________)                                                 $          -

        Total of Application of Net Proceeds to the Company                                   $ 41,885,295

Item 4.  Submission of Matters to a Vote of Security Holders.


On May 15, 2000, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company's Board of Directors. The two nominees to the Company's Board of Directors were Bruce H. Matson and Robert M. Wiley. Each nominee was a current director of the Company and was nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and both nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 3,922,923. The voting results are summarized below:

            Votes For:        3,897,008        Votes Withheld:   25,915
                              ---------                          ------

         Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits - Exhibit 27- Financial Data Schedule

(b)      Reports on Form 8-K

         The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2000, the items reported and the financial statements included in such filings.

         Type and Date                         Items
         of Reports                           Reported             Financials Statements Filed
         Form 8-K dated May 8, 2000 and        2 and 7             None
         filed May 23, 2000

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Apple Suites, Inc.
                                       (Registrant)



DATE:   8/11/00                        BY:   /s/ Glade M. Knight
     -------------------                  -------------------------------------
                                           Glade M. Knight
                                           President

                                       BY:    /s/ Stanley J. Olander
                                          -------------------------------------
                                           Stanley J. Olander
                                           Secretary and Treasurer