Form 10-Q
period 2000-09-30
APPLE SUITES INC
filed 2000-11-14
CIK 1084681

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

At November 1, 2000, there were outstanding 7,146,032 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                        Page Number
                                                                        -----------
PART I.           FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)
                  APPLE SUITES, INC. (The "Company")

                        Consolidated Balance Sheets -                        4
                        September 30, 2000 and December 31, 1999

                        Consolidated Statement of Operations -               5
                        Three months ended September 30, 2000
                        and For the period ended March 26, 1999
                        through September 30, 1999
                        Nine months ended September 30, 2000
                        and For the period ended March 26, 1999
                        through September 30, 1999

                        Consolidated Statement of Shareholders'              6
                        Equity - Nine months ended September 30, 2000

                        Consolidated Statement of Cash Flows -               7
                        Nine months ended September 30, 2000
                        and For the period ended March 26, 1999
                        through September 30, 1999

                        Notes to Consolidated Financial Statements           8

                   APPLE SUITES MANAGEMENT, INC. (The "Lessee")

                        Consolidated Balance Sheets-                        14
                        September 30, 2000 and December 31, 1999

                        Consolidated Statement of Operations-               15
                        Three months ended September 30, 2000
                        and For the period ended September 1, 1999
                        through September 30, 1999
                        Nine months ended September 30, 2000
                        and For the period ended September 1, 1999
                        through September 30, 1999

                        Consolidated Statement of Cash Flows-               16
                        Nine months ended September 30, 2000
                        and For the period ended September 1, 1999
                        through September 30, 1999

                        Notes to Consolidated Financial Statements          17

      Item 2.     Management's Discussion and Analysis                      19
                  of  Financial Condition and Results of
                  Operations

                                                                        Page Number
                                                                        -----------
      Item 3.     Quantitative and Qualitative Disclosures                  24
                  about Market Risk


PART II.          OTHER INFORMATION:

      Item 1.     Legal Proceedings (not applicable).

      Item 2.     Changes in Securities and Use of Proceeds                 25

      Item 3.     Defaults Upon Senior Securities
                  (not applicable).

      Item 4.     Submission of Matters to a Vote of
                  Security Holders (not applicable).

      Item 5.     Other Information (not applicable)

      Item 6.     Exhibits and Reports on Form 8-K                          26

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                      September 30,             December 31,
                                                                                          2000                      1999
                                                                                   --------------------      --------------------
ASSETS

Investment in hotels -net of accumulated depreciation of
                $2,515,951 and $496,209, respectively                                    $ 124,911,597              $ 93,719,632
Cash and cash equivalents                                                                    2,314,096                   581,344
Restricted cash                                                                                294,873                 1,023,721
Rent receivable from Apple Suites Management, Inc.                                           2,425,809                 2,123,136
Notes and other receivables  from Apple Suites Management, Inc.                              1,805,011                   717,019
Capital improvement reserve                                                                    388,467                   753,927
Prepaid expenses                                                                               255,147                   270,229
Other assets                                                                                 1,312,837                   300,000
                                                                                   --------------------      --------------------

Total Assets                                                                             $ 133,707,837              $ 99,489,008
                                                                                   ====================      ====================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                     $ 72,780,500              $ 68,569,500
Notes payable-unsecured                                                                      3,500,000                         -
Interest payable                                                                               222,542                   466,140
Accounts payable                                                                               255,120                    65,214
Accrued expenses                                                                             1,038,664                   868,668
Account payable-affiliate                                                                      101,091                   708,751
Distributions payable                                                                               --                   712,735
                                                                                   --------------------      --------------------

Total Liabilities                                                                           77,897,917                71,391,008

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 6,490,885 shares and 3,429,414, respectively              55,739,856                28,591,260
Class B convertible stock, no par value, authorized 240,000 shares;
   issued and outstanding 240,000  shares                                                       24,000                    24,000
Distributions (greater) less than net income                                                    46,064                  (517,260)
                                                                                   --------------------      --------------------

Total Shareholders' Equity                                                                  55,809,920                28,098,000
                                                                                   --------------------      --------------------

Total Liabilities and Shareholders' Equity                                               $ 133,707,837              $ 99,489,008
                                                                                   ====================      ====================



See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                                                                                    For the period
                                                                                                                    March 26, 1999
                                                   Three Months Ended   Three Months Ended    Nine Months Ended        through
                                                     September 30,        September 30,         September 30,       September 30,
                                                        2000                 1999                    2000               1999
                                                  -----------------------------------------  --------------------------------------
REVENUES:
           Lease revenue                             $ 4,587,021           $ 417,306            $ 11,829,752           $ 417,306
           Interest income and other revenue              75,815              64,370                 222,504              64,370

EXPENSES:
           Taxes, insurance and other                    408,385              79,729               1,610,940              79,729
           General and administrative                    131,241              36,028                 843,363              36,028
           Depreciation  of real estate owned            800,496              97,510               2,019,742              97,510
           Interest                                    1,963,591             229,701               5,023,329             229,701
                                                 ------------------------------------       -------------------------------------

                               Total expenses          3,303,713             442,968               9,497,374             442,968
                                                 ------------------------------------       -------------------------------------

Net income                                           $ 1,359,123           $  38,708             $ 2,554,882           $  38,708
                                                 ====================================       =====================================

Basic and diluted earnings per common share          $      0.25           $    0.02             $      0.58           $    0.02
                                                 ====================================       =====================================

Dividends declared per common share                  $      0.26           $      --             $      0.76           $      --
                                                 =======================================    =====================================





See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                     Common Stock             Class B Convertible Stock  Distributions
                                             -----------------------------------------------------------   (Greater)      Total
                                                Number                          Number                     Less Than   Shareholders'
                                               of Shares        Amount        of Shares     Amount         Net Income     Equity
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1999                    3,429,414    $ 28,591,260      240,000      $ 24,000      $(517,260)   $ 28,098,000


Net proceeds from the sale of common shares     2,927,903      25,946,996           --            --             --      25,946,996
Net income                                             --              --           --            --      2,554,882       2,554,882
Cash distributions declared and paid to
  shareholders ($.76 per share)                        --              --           --            --     (1,991,558)     (1,991,558)
Common stock issued through reinvestment
  of distribution                                 133,568       1,201,600           --            --             --       1,201,600
                                             ---------------------------------------------------------------------------------------

Balance at September 30, 2000                   6,490,885    $ 55,739,856      240,000      $ 24,000       $ 46,064    $ 55,809,920
                                             =======================================================================================








See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                               For the period
                                                                                                               March 26, 1999
                                                                              Nine Months Ended                   through
                                                                                September 30,                  September 30,
                                                                                     2000                           1999
                                                                            -----------------------         ---------------------
Cash flow from operating activities:

   Net income                                                                         $  2,554,882                    $   38,708
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation of real estate owned                                                     2,019,742                        97,510
    Amortization of deferred financing costs                                                90,983                            --
     Changes in operating assets and liabilities:
       Prepaid expenses                                                                     15,082                        (4,522)
       Rent and notes receivable from Apple Suites Management, Inc.                     (1,326,259)                     (455,592)
       Other assets                                                                        215,499                       (48,577)
       Accounts payable                                                                    189,906                         8,303
       Accounts payable-affiliates                                                        (607,660)                           --
       Accrued expenses                                                                    169,996                        85,076
       Interest payable                                                                   (243,598)                       69,205
                                                                            -----------------------         ---------------------

              Net cash provided by (used in)  operating activities                       3,078,573                      (209,889)

Cash flow from investing activities:

   Cash paid for acquisitions of hotels                                                 (8,741,849)                   (9,254,301)
   Additions to restricted cash for property improvement plan                             (724,300)                           --
   Loan to Apple Suites Management, Inc.                                                        --                      (263,350)
   Payments received on notes receivable                                                    64,845                            --
                                                                            -----------------------         ---------------------

                               Net cash used in investing activities                    (9,401,304)                   (9,517,651)

Cash flow from financing activities:

   Repayment of secured notes payable                                                  (68,569,500)                           --
   Repayment of unsecured notes payable                                                 (6,500,000)                           --
   Proceeds from secured notes payable                                                  60,000,000                            --
   Net proceeds from issuance of common shares                                          27,148,596                    20,629,226
   Payment from officer-shareholder for Class B shares                                          --                        24,000
   Cash distributions paid to shareholders                                              (2,704,293)                           --
   Cash payments for deferred financing costs                                           (1,319,320)                           --
                                                                            -----------------------         ---------------------

                               Net cash provided by financing activities                 8,055,483                    20,653,226

                               Increase  in cash and cash equivalents                    1,732,752                    10,925,686

Cash and cash equivalents, beginning of period                                             581,344                           100
                                                                            -----------------------         ---------------------


Cash and cash equivalents, end of period                                              $  2,314,096                 $  10,925,786
                                                                            =======================         =====================


Supplemental cash flow information:

Interest paid                                                                         $  5,175,944                  $      7,159
Non-cash transaction:

         Notes payable-secured issued by seller in connection with
            hotel acquisitions                                                        $ 22,780,500                  $ 26,625,000
         Capital improvements made from restricted cash and capital
            improvement reserve                                                       $ (1,818,608)                 $         --
         Reduction in capital improvement reserve                                          365,460                            --
         Reduction in restricted cash for property improvement plan                      1,453,148                            --

See accompanying notes to consolidated financial statements.

                               APPLE SUITES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000


(1)  GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Apple Suites, Inc., together with its subsidiaries, (the "Company") is a Virginia corporation formed in March of 1999 and commenced operations as a hotel real estate investment trust on September 1, 1999, the effective date of its first four hotel acquisitions. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the period ended December 31, 2000. These consolidated financial statements should be read in conjunction with the Company's December 31, 1999 Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

Apple Suites, Inc., (the "Company") leased to Apple Suites Management, Inc. or its subsidiary (the "Lessee") all of its hotels acquired to date.

The Lessee hired Promus Hotels, Inc. ("Promus"), a wholly owned subsidiary of Hilton Hotels Corporation ("Hilton") to manage the Company's hotels under the terms of a management agreement between Promus and the Lessee.

Relationship with Lessee

The Company must rely on the Lessee to generate sufficient cash flow from the operation of the hotels to enable the Lessee to meet its rent obligation to the Company under the master hotel lease agreement ("Percentage Leases"). At September 30, 2000, the Lessee's rent payable to the Company amounted to $2,425,809. The terms under the Percentage Leases allow quarterly percentage rent to be paid 45 days following the quarter-end. Amounts were paid by the Lessee in November 2000.

The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

(2)  INVESTMENT IN HOTELS

At September 30, 2000, the Company owned 13 hotels. Investment in hotels at September 30, 2000 consists of the following:

Land                                          $  20,437,614
Building                                        104,665,801
Furniture and equipment                           2,324,133
                                               ------------
                                               $127,427,548
Less accumulated depreciation                    (2,515,951)
                                               ------------
                                               $124,911,597
                                               ------------

On May 8, 2000, the Company acquired a 123-room hotel located in Malvern, Pennsylvania for $15,489,000. On June 30, 2000, the Company acquired a 112-room hotel located in Boulder, Colorado for $14,885,000.

(3)  NOTES PAYABLE

In conjunction with the purchase of 13 hotels, notes were executed by the Company made payable to the order of Hilton in the amount of $91,350,000 ($22,780,500 in 2000 and $68,569,500 in 1999). On September 8, 2000, the Company
refinanced much of this short-term debt with loans from First Union in the amount of $60,000,000. These loans were used to repay the four promissory notes the Company executed in 1999 when acquiring 11 of the hotels. Of the $60,000,000 total, $50,000,000 is repayable over 10 years. The loan bears a fixed interest rate of 9% per annum and is secured by 11 of our hotels. Repayment will be made in monthly principal and interest installments over the next 10 years. In connection with the loan, the Company incurred $1.3 million of financing costs which will be amortized over a 10 year period. The remaining $10,000,000 represented a short-term loan which was repaid on October 25, 2000, with proceeds from the Company's equity offering. The loan bore an interest rate of 8.6% per annum.

The aggregate maturities of the secured notes payable for the five years subsequent to September 30, 2000 are as follows:

     2000         $   76,936
     2001            500,565
     2002            548,201
     2003            600,370
     2004            644,604
Therafter         47,629,324
                  ----------
                 $50,000,000

Two notes (totaling $22,780,500) executed in conjunction with the Boulder and Philadelphia acquisitions remain in place and mature on April 28, 2001. The notes bear a fixed interest rate of 8.5% and are secured by the two hotels. Interest payments are due monthly. Principal payments are to be made to the extent of net equity proceeds from the offering of common shares.

The Company paid $5,175,944 in interest for the period ended September 30, 2000. During the quarter, the Company made a principal payment of $6,500,000 on the $10,000,000 First Union loan.

(4)  SHAREHOLDERS' EQUITY

The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $29,279,030 from the sale of 2,927,903 shares at $10 per share during the nine month period ended September 30, 2000. The net proceeds of the offering, after deducting selling commissions and other offering costs were $25,946,996 for the period.

The Company provides a plan which allows shareholders to reinvest distributions in the purchase of additional shares of the Company ("Additional Share Option"). Of the total proceeds raised from common shares during the period ended September 30, 2000, $1,335,677 (net $1,201,600) was provided through the reinvestment of distributions.

(5)  COMMITMENTS AND RELATED PARTIES

The Company receives rental income from the Lessee under the Percentage Leases which expire in 2009 and 2010, subject to earlier termination by the Company with 30 days notice. The Leases contain two optional five-year extensions. The rent due under the Percentage Leases is the sum of base rent and percentage rent. Percentage rent is calculated by multiplying fixed percentages by the total amounts of suite revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI"). The Company earned rents of $11,829,752 and $417,306 for the nine month period ended September 30, 2000 and 1999, respectively.

Under the Percentage Leases, the Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under certain agreements to fund 5% of suite revenues per month for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2000, $388,467 was held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, $294,873 was held for the property improvement plan with a financial institution and treated as restricted cash.

The Lessee engages Promus as a third-party manager to operate the hotels leased by it and pays the manager based on a percentage fee of 4% of adjusted gross revenues. During the first two years of the management agreement, a portion of the management fee equal to 1% of adjusted gross revenues is subordinated to the Lessee's receipt of a return equal to 11% of the purchase price of the hotel (including property improvements required by the franchise agreements). The Lessee pays the manager a franchise fee and a marketing fee, equal to 4% of gross suite revenues, respectively.

The Company loaned the Lessee $673,650 for franchise fees, $145,300 for hotel supplies and $1,040,000 for working capital for the 13 hotels since inception. The debt agreements are evidenced by promissory notes bearing interest at a rate of 9% per annum. Principal and interest payments are due monthly. The promissory notes have various maturity dates through July 2010.

The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. For the nine months ended September 30, 2000 and 1999, ASRG earned $607,480 and $710,000, respectively, under this agreement.

The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day-to-day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the nine months ended September 30, 2000 and 1999, ASA earned $86,122 and $4,928, respectively.

The Lessee, ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company. ASRG and ASA may purchase in the "best efforts" offering up to 2.5% of the total number of shares of the Company sold in the offering.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT. During 2000, Cornerstone Realty Income Trust, Inc. provided the Company with services and rental space and was paid approximately $246,000.

(6)  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                               Three Months        Nine Months         Three Months        Nine Months
                                                  Ended               Ended               Ended               Ended
                                                 9/30/00             9/30/00             9/30/99             9/30/99
                                            -----------------  -----------------    ------------------ -------------------
Numerator:
     Net income
     Numerator for basic  and
     Diluted earnings                         $   1,359,123       $  2,554,882        $    38,708           $   38,708
Denominator:
     Denominator for basic
     Earnings per share-weighted-
     Average shares                               5,426,002          4,419,681          2,286,052            2,286,052
Effect of dilutive securities:
     Stock options                                    2,200              2,200                 --                   --
     Class B Convertible Shares*
--------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings
     per share-adjusted weighted-
     average shares and assumed
     conversions                                  5,428,202          4,421,881          2,286,052            2,286,052
--------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per
     Common share                              $       0.25        $      0.58         $     0.02      $          0.02
--------------------------------------------------------------------------------------------------------------------------

* Class B Convertible Shares are not included in earnings per common share calculation until such time it becomes probable that such shares can be converted to common shares.

(7)  ACQUISITIONS

The following unaudited pro forma information for the nine months ended September 30, 2000 and 1999 is presented as if the acquisition of the 13 hotels occurred on January 1, 1999. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 1999, nor does it purport to represent the results of operations for future periods.

                                                     Nine Months              Nine Months
                                                        Ended                    Ended
                                                       9/30/00                  9/30/99
                                                    -------------            -------------
     Lease revenue                                   $13,478,526               $12,456,122

     Net income                                        3,322,365                 2,427,727

     Net income per share-basic and diluted                 $.66                     $ .55

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

(8)  SUBSEQUENT EVENTS

In October 2000 the Company declared and distributed to its shareholders approximately $1,394,865 ($.25625 per share) of which approximately $626,258 was reinvested in the purchase of additional shares. On October 26, 2000, the Company closed the sale to investors of 655,149 shares at $10 per share representing net proceeds to the Company of $5,896,336.

In October 2000, the Company paid the remaining $3,500,000 balance on the $10,000,000 short-term loan in addition to $2,000,000 on the Hilton notes with net proceeds from the offering.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 September 30,                December 31,
                                                                      2000                         1999
                                                              ---------------------          ------------------
Current assets

Cash and cash equivalents                                           $    2,983,707               $   2,395,000
Accounts receivables, net                                                1,619,391                     738,361
Inventories                                                                145,300                     121,801
Other assets                                                               243,057                       8,142
                                                              ---------------------          ------------------

     Total Current Assets                                                4,991,455                   3,263,304

Non-current assets

Deferred franchise fees                                                    618,971                     562,851
                                                              ---------------------          ------------------

Total Assets                                                        $    5,610,426               $   3,826,155
                                                              =====================          ==================

Liabilities and Shareholders' Deficit

Current liabilities

Accounts payable                                                    $      299,181               $      48,586
Rent payable to Apple Suites, Inc.                                       2,425,809                   2,123,136
Due to third party manager                                                 461,605                     454,147
Due to Apple Suites, Inc.                                                   13,069                      28,991
Accrued expenses                                                           863,518                     624,346
Current portion of note payable to Apple Suites, Inc.                      141,181                      56,939
                                                              ---------------------          ------------------

     Total Current liabilities                                           4,204,363                   3,336,145

Non-current liabilities

Note payable to Apple Suites, Inc.                                       1,650,761                     631,014
                                                              ---------------------          ------------------

Total Liabilities                                                        5,855,124                   3,967,159

Shareholders' deficit

Common Stock, no par value,  5,000 authorized;
  10 shares issued and outstanding                                             100                         100
Retained deficit                                                          (244,798)                   (141,104)
                                                              ---------------------          ------------------

Total Shareholders' deficit                                               (244,698)                   (141,004)
                                                              ---------------------          ------------------

Total Liabilities and Shareholders' Deficit                         $    5,610,426               $   3,826,155
                                                              =====================          ==================




See accompanying notes to financial statements.

APPLE SUITES MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT (UNAUDITED)

                                                                       For the period                              For the period
                                                  Three Months       September 1, 1999         Nine Months       September 1, 1999
                                                      Ended               through                 Ended               through
                                               September 30, 2000    September 30, 1999     September 30, 2000   September 30, 1999
                                             -------------------------------------------- -----------------------------------------
REVENUE

Suite revenue                                       $ 10,112,731        $   961,604           $ 26,274,917           $    961,604
Other revenue                                            539,807             59,548              1,431,358                 59,548
                                             ---------------------------------------     -----------------------------------------

   Total revenue                                      10,652,538          1,021,152             27,706,275              1,021,152

EXPENSES

Operating expense                                      3,056,886            259,098              8,010,921                259,098
General and administrative                               791,866             85,676              2,201,464                 85,676
Advertising and promotion                                944,689             93,237              2,380,732                 93,237
Utilities                                                495,993             26,101              1,097,414                 26,101
Franchise fees                                           402,161             38,464              1,047,226                 38,464
Management fees                                          383,954             40,769              1,063,326                 40,769
Rent expense-Apple Suites, Inc.                        4,587,021            417,306             11,829,752                417,306
Interest expense                                          40,055                922                 85,642                    922
Other                                                     37,178             14,503                 93,492                 14,503
                                             ---------------------------------------     -----------------------------------------

   Total expenses                                     10,739,803            976,076             27,809,969                976,076

Income before income taxes                               (87,265)            45,076               (103,694)                45,076

Income taxes                                                  --             18,030                     --                 18,030
                                             ---------------------------------------     -----------------------------------------

Net loss                                            $    (87,265)      $     27,046            $  (103,694)           $    27,046
                                             =======================================     =========================================


Retained deficit, beginning of period               $   (157,533)                --            $  (141,104)                    --
                                             ---------------------------------------     -----------------------------------------

Retained earnings (deficit), end of period          $   (244,798)      $     27,046            $  (244,798)           $    27,046
                                             =======================================       =======================================


















See accompanying notes to consolidated financial statements.

APPLE SUITES MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                           Nine Months Ended         September 1, 1999
                                                                             September 30,                through
                                                                                 2000                September 30, 1999
                                                                         ----------------------     ---------------------
Cash flow from operating activities:

   Net (loss) income                                                                $ (103,694)               $   27,046
   Adjustments to reconcile net income to net cash
   provided by operating activities
      Amortization of deferred franchise fees                                           49,630                        --
     Changes in operating assets and liabilities:
       Receivables                                                                    (881,030)                 (454,004)
       Inventories                                                                          --                   (64,164)
       Other assets                                                                   (234,915)                 (216,521)
       Due to  Apple Suites, Inc.                                                      (15,922)                       --
       Rent payable to Apple Suites, Inc.                                            1,342,181                   417,306
       Accounts payable                                                                250,595                    15,915
       Due to  third party manager                                                       7,458                        --
       Accrued expenses                                                                239,248                   851,417
                                                                         ----------------------     ---------------------

                Net cash used in  operating activities                                 653,551                   576,995

Cash flow from financing activities:

        Proceeds from sale of common stock                                                  --                       100
        Proceeds from promissory notes                                                      --                   263,350
        Repayments of notes payable                                                    (64,845)                       --
                                                                         ----------------------     ---------------------

                Net cash provided (used in) financing activities                       (64,845)                  263,450

                Decrease  in cash and cash equivalents                                 588,706                   840,445

Cash and cash equivalents, beginning of period                                       2,395,000                        --
                                                                         ----------------------     ---------------------


Cash and cash equivalents, end of period                                            $2,983,706                $  840,445
                                                                         ======================     =====================



Supplemental cash flow information:

Non-cash transactions:
Notes payable-issued by Apple Suites, Inc.                                          $1,169,250                $  689,700
Payment of working capital by Apple Suites, Inc.                                     1,040,000                        --
Payment of deferred franchise fees by Apple Suites, Inc.                               105,750                   567,900
Acquisition of inventory by Apple Suites, Inc.                                          23,500                   121,800




See accompanying notes to consolidated financial statements.

                          APPLE SUITES MANAGEMENT, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               September 30, 2000


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

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

(2)  COMMITMENTS AND RELATED PARTIES

The Percentage Leases expire in 2009 and 2010, subject to earlier termination by the Company upon 30 days notice. The Percentage Leases provide for two optional five-year extensions. The rent due for each hotel is the sum of a base rent and a percentage rent. Percentage rent is calculated on a quarterly basis by multiplying fixed percentages by the total amounts of year-to-date suite revenues with reference to specified threshold amounts known as breakpoints. Both the base rent and the breakpoints used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI").

The Lessee has entered into license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements have terms of 20 years and expire in 2019 and 2020. These agreements require the Lessee to, among other things, pay monthly franchise fees equal to 4% of suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. The Lessee pays Promus 4% of monthly suite revenue for the reservation assessment and 4% of total revenue for the management fee. Total expenses incurred by the Lessee for franchise fees, advertising and promotion fees, and management fees for the nine months ended September 30, 2000 and 1999 totaled $3,157,281 and $117,697, respectively.

During 2000, the Lessee entered into various debt agreements with the Company. In conjunction with the 2000 acquisitions, the Lessee borrowed from the Company $105,750 for franchise fees and $23,500 for hotel supplies. In addition, in 2000 the Lessee borrowed $1,040,000 for working capital. The promissory notes relating to these debt agreements bear interest at a rate of 9% per annum. Principal and interest payments are due monthly.

During 2000, the Lessee entered into two additional license agreements with Promus for the 2000 acquisitions to operate the hotels as Homewood Suites(R) by Hilton. These agreements have terms of 20 years and expire in 2020.

(3)  SHAREHOLDER'S EQUITY

The Lessee requires or may require funds to capitalize its business to satisfy its obligations under Percentage Leases with the Company. To meet these objectives, the Lessee has two funding commitment agreements of $1 million each from Mr. Knight and Apple Suites Realty Group, Inc., ("ASRG"), respectively, (together "Payor"). ASRG is owned by Mr. Knight. The funding commitments are contractual obligations of the Payor to provide funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the lease agreements and does not represent any indebtedness. The funding commitments terminate upon the expiration of the Percentage Leases, written agreement between the Payor and the Lessee, or payment of all commitments amounts by the Payor to the Lessee. As of September 30, 2000, no contributions have been made by the Payor to the Lessee.

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

General

We acquired 13 hotels with 1,453 suites (two hotels with 235 suites in 2000) from Promus Hotels, Inc. (or its affiliates), which is now a wholly-owned subsidiary of Hilton Hotels Corporation. All of our hotels are leased to Apple Suites Management, Inc., or its subsidiary (the "Lessee") pursuant to two master hotel lease agreements. Each master hotel lease agreement obligates the Lessee to pay rent equal to the sum of an annual base rent, a quarterly percentage rent and a quarterly sundry rent. The Lessee's ability to make these rent payments to us is dependent primarily upon the operations of the hotels. See Note 5 to our consolidated financial statements for further lease information.

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

RESULTS OF OPERATIONS

APPLE SUITES, INC.

Revenues

Because we commenced operations effective September 1, 1999, a comparison to the same period of 1999 is not meaningful. During the three and nine months ended September 30, 2000, we had lease revenues of $4,587,021 and $11,829,752, respectively. During September 1999, we had lease revenues of $417,306. All of our lease revenue is derived from the master hotel lease agreements.

Our other income for the three and nine months ended September 30, 2000 consists of $35,701 and $136,862, respectively, of interest income earned from the investments of our cash and cash reserves. During September 30, 2000, we earned interest of $40,114 and $85,642, respectively, on the promissory notes payable by the Lessee for our funding of franchise fees, hotel supplies and working capital. During September 1999, we earned interest income of $64,370. The promissory notes were not in place as of September 30, 1999.

Expenses

Our expenses consist of property taxes, insurance, general and administrative expenses, interest on notes payable and depreciation on the hotels. Total expenses, exclusive of interest and depreciation, for the three and nine months ended September 30, 2000 were $539,626 and $2,454,303, respectively, or 12% and 20%, respectively, of total revenue. During September 1999, these expenses were $115,757 or 24% of total revenue.

The interest expense was $1,963,591 and $5,023,329, respectively, for the three and nine months ended September 30, 2000 or 42% of total revenues for both periods. Interest expense represented interest on short-term notes payable to Promus Hotels, Inc. at a rate of 8.5%, interest on the short-term loan with First Union at a rate of 8.6% and interest on the secured notes with First Union at a rate of 9%. We amortized as interest expense deferred financing costs of $90,983 in the three and nine months ended September 30, 2000. Interest expense during September 1999 was $229,701 or 48% of total revenue and represented interest on short-term notes payable from Promus Hotels, Inc.

The  depreciation  expense was $800,496 and  $2,019,742,  respectively,  for the
three  and nine  months  ended  September  30,  2000.  During  September   1999,
depreciation expense was $97,510.

Taxes, insurance, and other was $408,385 and $1,610,940 respectively, for the three and nine months ended September 30, 2000 or 9% and 13%, respectively, of total revenue. During September 1999, these expenses were $79,729 or 17% of total revenue.

The general and administrative expense totaled 3% and 7%, respectively, for the three and nine months ended September 30, 2000 of total revenues. During September 1999, these expenses were 7% of total revenues. These expenses represent our administrative expenses. We expect these percentages to decrease as our asset base grows.

APPLE SUITES MANAGEMENT, INC.

Revenues

As operations commenced effective September 1, 1999, a comparison to 1999 is not meaningful. Total revenues for the three and nine months ended September 30, 2000 were $10,652,538 and $27,706,275, respectively. Total revenues consist primarily of suite revenue, which was $10,112,731 and $26,274,917 for the three and nine months ended September 30, 2000, respectively. During September 1999, total revenue was $1,021,152, which consists primarily of suite revenue of $961,604.

For the three and nine months ended September 30, 2000 the average occupancy rate was 78% and 78%, respectively, average daily rate was $96 and $93, respectively, and revenue per available room was $75 and $73, respectively. During September 1999, the average occupancy rate was 80%, the average daily rate was $84, and revenue per available room was $67.

Expenses

Total expenses for the three and nine months ended September 30, 2000 were $10,739,803 and $27,809,969. Rent expense represents $4,587,021 and $11,829,752 for the three and nine months ended September 30, 2000, respectively or 43% of total revenue. During September 1999, total expenses were $976,076 or 96% of total revenues and rent expense represented $417,306 or 41% of total revenues.

The Lessee has agreed to pay Promus Hotels, Inc. a fee of 4% of total revenue for management of the hotels. The Lessee has also agreed to pay Promus Hotels, Inc. 4% of suite revenue to cover fees for the Homewood Suites(R) by Hilton franchise and 4% of suite revenue to participate in its reservation system and benefit from its national brand marketing. Total expenses for these services were $1,186,965 and $3,157,281 for the three and nine months ended September 30, 2000, respectively. During September 1999, these expenses were $117,697.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, we sold 3,061,471 of our common shares, at $10 per share, to investors (inclusive of reinvestment of distributions). The total gross sale proceeds were $30,614,698, which netted $27,148,596 to us after the payment of selling commissions and other offering costs.

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

To support the Lessee's obligations, the Lessee has received two funding commitments of $1 million each from Mr. Knight and ASRG, respectively (together "Payor"). The funding commitments are contractual obligations of the Payor to pay funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the master hotel lease agreements, do not represent indebtedness, and are not subject to interest. The funding commitments terminate upon the expiration of the master hotel lease agreements, a written agreement between the Payor and the Lessee, or the payment of all commitment amounts by the Payor to the Lessee. As of September 30, 2000, no contributions have been made by the Payor to the Lessee under the funding commitments.

Notes payable

In conjunction with our purchase of the 13 hotels, we made promissory notes payable to the order of Promus Hotels, Inc. in the aggregate amount of $91,350,000. The notes provide for an effective interest rate of 8.5% per annum. On September 8, 2000, we refinanced much of this short-term debt with loans from First Union in the amount of $60,000,000. These loans were used to repay the four promissory notes we executed in 1999 when acquiring 11 of the hotels. Of the $60,000,000 total, $50,000,000 is repayable over 10 years. The loan bears a fixed interest rate of 9% per annum and is secured by 11 of our hotels. Repayment will be made in monthly principal and interest installments over the next 10 years. The remaining $10,000,000 represented a short-term loan of which $6,500,000 was repaid during the quarter and the remaining was paid on October 25, 2000, with proceeds from our equity offering. This loan bore an interest rate of 8.6% per annum.

Two notes (totaling $22,780,500) executed in conjunction with the Boulder and Philadelphia acquisitions remain in place and mature on April 28, 2001. The notes bear a fixed interest rate of 8.5% and are secured by the two hotels. Interest payments are due monthly. Principal payments are to be made to the extent of net equity proceeds from the offering of common shares.

The Company paid $5,175,944 in interest for the period ended September 30, 2000.

Cash and cash equivalents

Cash and cash equivalents totaled $2,314,096 at September 30, 2000.

Capital requirements

We have an ongoing capital commitment to fund our capital improvements. We are required under the master lease agreement to make an amount up to 5% of suite revenue available monthly to the Lessee for the repair, replacement, or refurbishing of furniture, fixtures, and equipment on a cumulative basis, provided that such amount may be used for capital expenditures made by us with respect to the hotels. We expect that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. At

September 30, 2000, $388,467 was held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, $294,873 was held for the property improvement plan with a financial institution and treated as restricted cash. We capitalized improvements of $1,818,608 in 2000.

We plan to have monthly equity closings in 2000, until the offering is fully funded, or until such time as we may opt to discontinue the offering. We anticipate that the equity funds will be invested in additional hotels and will be used to make principal payments on the notes incurred in conjunction with our current hotels.

Capital resources are expected to grow with the future sale of our common shares. Approximately 44% of the 2000 common share dividend distribution, or $1,201,600 was reinvested in additional common shares. In general, our liquidity and capital resources are believed to be more than adequate to meet our cash requirements during 2000, given current and anticipated financing arrangements.

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

Market Risk Disclosures

The Company is subject to changes in the fair market value of its fixed-rate secured debt at September 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information  provided in the Company's  Annual Report on Form 10-K under
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations. Also see the Market Risk Disclosure section under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Part II, Item 2. Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2000:

Common Shares Registered:
              1,666,666.67         Common Shares $  9 per Common Share                       $  15,000,000

             28,500,000.00         Common Shares $10 per Common Share                        $ 285,000,000
             -------------

Totals:      30,166,666.67         Common Shares
             -------------


Common Shares Sold:
              1,666,666.67         Common Shares      $ 9 per Common Share                   $  15,000,000

              4,824,218.00         Common Shares     $10 per Common Share                    $  48,241,663
                                                                                                ----------

Totals:       6,490,884.67         Common Shares                                             $  63,241,663
              ------------


Expenses of Issuance and Distribution of Common Shares

        1.   Underwriting discounts and commissions                                          $   6,324,166
        2.   Expenses of underwriter                                                         $          --
        3.   Direct or indirect payments to directors or officers
             of the Company or their associates, to ten percent
             shareholders, or to affiliates of the Company                                   $          --
        4.   Fees and expenses of third parties                                              $   1,177,641
                                                                                              ------------
        Total Expenses of Issuance and Distribution of
             Common Shares                                                                   $   7,501,807

        Net Proceeds to the Company                                                          $  55,739,856

        1.   Purchase of real estate (including repayment of
             indebtedness incurred to purchase real estate)                                  $  45,519,500
        2.   Interest on indebtedness                                                        $   5,023,329
        3.   Working capital                                                                 $   2,651,331
        4.   Fees to the following (all affiliates of officers of the Company):
             a. Apple Suites Advisors, Inc.                                                  $     109,696
             b. Apple Suites Realty Group, Inc.                                              $   2,436,000

        5.   Fees and expenses of third parties:                                             $          --
             a.  Legal                                                                                  --
             b.  Accounting                                                                             --

        6.   Other (                      )                                                  $          --
                    ----------------------                                                    ------------
        Total of Application of Net Proceeds to the Company                                  $  55,739,856

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - Exhibit 27- Financial Data Schedule

(b)  Reports on Form 8-K

The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 2000, the items reported and the financial statements included in such filings.

         Type and Date                         Items
         of Reports                           Reported             Financials Statements Filed
         Form 8-K dated June 30, 2000          2 and 7             None
         and filed July 17, 2000

         Form 8-K/A dated May 8, 2000             7                Historical Balance Sheets of
         and filed July 18, 2000                                   December 31, 1999 and 1998;
                                                                   Historical Income Statements for
                                                                   the year ended December 31, 1999
                                                                   and 1998; Historical Statements of
                                                                   Cash Flows for the year ended December
                                                                   31, 1999 and 1998; and Historical
                                                                   Statements of Shareholders' Equity
                                                                   for the year ended December 31, 1999
                                                                   and 1998 (pertaining to Malvern, Pennsylvania
                                                                   and Boulder, Colorado).

         Form 8-K dated September 8,           2 and 7             None
         2000 and filed September 25,
         2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Apple Suites, Inc.
                                      -----------------------
                                            (Registrant)



DATE: 11-14-00                           BY:  /s/ Glade M. Knight
     ------------                             ----------------------------------
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