Form 10-K
period 2000-12-31
APPLE SUITES INC
filed 2001-04-02
CIK 1084681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                       Commission File Number
         December 31, 2000                                  000-30491

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

                VIRGINIA                                    54-1933472
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

   9 NORTH THIRD STREET, RICHMOND, VA                          23219
(Address of principal executive offices)                    (Zip Code)

                                 (804) 643-1761
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      none

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The common shares of the Company are not currently being traded in any market. Therefore, the common shares did not have either market selling prices or bid-and-asked prices within 60 days prior to the date of this filing, and the aggregate market value of the common shares held by non-affiliates of the registrant is not determinable.

On March 21, 2001, there were outstanding approximately 11,496,162 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal year ended December 31, 2000 (the "2000 Annual Report") referred to in
Part II.

The portions of the registrant's prospectus dated August 3, 1999, as filed with the Commission on August 4, 1999 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055), referred to in Part II of this report (the "Prospectus").

The portions of the following Supplements to the Prospectus (collectively, the "Supplements"), referred to in Part I (in Item 1 and Item 2) of this report:

         Supplement No. 5, dated March 21, 2000, as filed with the Commission on March 24, 2000 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055)

         Supplement No. 6, dated May 31, 2000, as filed with the Commission on June 5, 2000 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055)

         Supplement No. 7, dated June 20, 2000, as filed with the Commission on July 12, 2000 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055)

         Supplement No. 8, dated September 20, 2000, as filed with the Commission on September 22, 2000 as part of Post- Rule Amendment No. 5 to the Prospectus (File No. 333-77055)

         Supplement No. 9, dated December 19, 2000, as filed with the Commission on January 5, 2001 under Rule 424(b) of the Securities Act of 1933 (File No. 333-77055)

The registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.


                                     PART I

INTRODUCTION

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to continue to raise equity proceeds from its ongoing best-efforts offering of common shares, to implement its acquisition and operating strategies, to manage planned growth and to refinance or repay Company debt as it becomes due, as well as changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.


ITEM 1.  BUSINESS

General

Apple Suites, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation that was incorporated on March 5, 1999 and commenced operations as of September 1, 1999. The Company acquires, owns and leases extended-stay hotels in select metropolitan areas. The Company's focus is on upscale and residential-style hotels, consisting of one or two bedroom suites. The Company is operated, and has elected to be treated, as a real estate investment trust ("REIT") for federal income tax purposes.

At December 31, 2000, the Company owned, either directly or through its subsidiaries, a total of 13 extended-stay hotels, which comprise a total of 1,453 suites. The Company used the proceeds from its ongoing "best efforts" offering of common shares, along with debt, to purchase its hotels. All of the hotels were in operation when the Company acquired them from Promus Hotels, Inc. or an affiliate. Promus Hotels, Inc. is a wholly-owned subsidiary of Hilton Hotels Corporation. All of the Company's hotels are currently licensed with Homewood Suites(R) by Hilton and operate under that name.

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

On December 5, 2000, the Company's Board of Directors approved the acquisition of Apple Suites Management, Inc. and its subsidiaries effective January 1, 2001. This action was taken in connection with the REIT Modernization Act, which became effective January 1, 2001 and which permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The act also reduces the distribution requirement of a REIT from 95% to 90% of its taxable income. The Company authorized the payment of a total of $900,000 to Mr. Glade M. Knight in exchange for all of the issued and outstanding stock of Apple Suites Management, Inc. The benefits to the Company from the acquisition are anticipated to include: (1) a more direct relationship with the hotels and brand managers; (2) revenues in excess of required rental payments; (3) elimination of potential conflicts of interest and potential reduction of certain administrative costs relative to the operation of the hotels and the administration of the leases. The Company expects to record the $900,000 payment plus the fair value of net liabilities of $470,190 in Apple Suites Management, Inc., as a contract termination expense for financial reporting purposes in the 2001 consolidated financial statements as the lessee's only business is its lease with the Company.

For further information about the Company's investments in real estate or its business, see the sections entitled "Investment Objectives and Policies" and "Business" in the Prospectus and the section entitled "Recent Developments" in Supplement No. 8, which are hereby incorporated herein by reference. For further information about the Company's decision to acquire Apple Suites Management, Inc., see the section entitled "Recent Developments" in Supplement No. 9, which is hereby incorporated herein by reference.

Growth Strategies

The Company's objective is to enhance shareholder value by increasing funds from operations and cash available for distribution. The Company focuses on maximizing the internal growth of its portfolio by selecting properties that have strong cash flow growth potential. The Company intends to pursue this objective by acquiring extended-stay hotels for long-term ownership.

The Company's primary business objectives are to add value to its current hotels through aggressive asset management, and to build and maintain solid working relationships with the managers and franchisors for the Company's hotels. The Company seeks to increase operating cash flow and enhance its value through both internal growth and acquisitions. The Company's internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by renovating, redeveloping and thereby improving hotel revenue performance. The Company presently intends to concentrate its acquisition growth strategy on a limited number of carefully selected upscale extended-stay hotel opportunities that meet the Company's investment criteria.

The Company believes that its planned future renovation and redevelopment activities will continue to increase revenue per available room ("REVPAR") growth at its hotels, thereby increasing lease revenue to the Company. The Company is committed to fund 5% of suite revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company's investment in improvements to its hotels totaled $2,947,529 since 1999.

The Company believes that acquisition opportunities in upscale extended-stay hotel markets will continue.

Financing

On September 8, 2000, the Company refinanced much of its short-term debt with loans from a commercial bank in the amount of $60 million. The debt was made up of two notes: $50 million long-term secured note and one $10 million gap loan. The proceeds were used to repay four promissory notes the Company executed in 1999 when acquiring 11 of the hotels. The Company's $50 million loan has a term of 10 years, a fixed interest rate of 9% per annum, and is secured by 11 hotels. Prepayment penalties apply for early retirement. Repayment will be made in monthly principal and interest installments over the next 10 years. At December 31, 2000, the outstanding balance was $49,890,366. The remaining $10 million was repaid on October 25, 2000, with proceeds from the Company's equity offering. The $10 million loan bore an interest rate of 8.6% per annum.

In conjunction with the purchase of 13 hotels, notes were executed by the Company made payable to the order of Promus Hotels, Inc. in the amount of $91,350,000 (two notes totaling $22,780,500 in 2000 and four notes totaling $68,569,500 in 1999). Notes payable totaling $68,569,500 were repaid with proceeds from the offering and the long-term loan described above. As of December 31, 2000 the Company had repaid a note in the amount of $11,616,750, which had been executed in 2000, with proceeds from the offering. The remaining note, secured by the property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid the remaining balance on the note from net equity proceeds from its ongoing best efforts offering.

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

Hotel Operating Performance

For the year ended December 31, 2000 and for the period September 1, 1999 to December 31, 1999, the Company's hotels produced an average REVPAR of $71 and $59, an average occupancy rate of 76% and 71%, and an ADR of $94 and $83, respectively.

Property Taxes and Insurance

The Company is obligated to pay the costs of real estate and personal property taxes and property insurance of the hotels. During 2000 and 1999, real and personal property taxes incurred by the Company totaled $2,018,747 and $426,592, respectively.

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

Employees

The Company had 3 employees at December 31, 2000. All employees involved in the day-to-day operation of the Company's hotels are employed by the management company engaged pursuant to the hotel management agreements. In addition, the Company receives advisory services from Apple Suites Advisors, Inc., which is owned by Mr. Glade M. Knight, who is a director of the Company and its Chief Executive Officer.

Risk Factors

The risk factors for the Company are described in the sections entitled "Risk Factors" in the Prospectus, and "Recent Developments" in Supplement No. 8, which are hereby incorporated herein by reference.

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

Property Acquisitions in 2000

The following is a summary of the property acquisitions made by the Company during 2000.

On May 8, 2000, the Company acquired a hotel located in Malvern, Pennsylvania. Information with respect to this property is hereby incorporated herein by reference to the section entitled "Description of Property" in Supplement No. 6.

On June 30, 2000,  the Company  acquired a hotel  located in Boulder,  Colorado.
Information with respect to this property is hereby incorporated herein by reference to the section entitled "Probable Hotel Acquisition" in Supplement No. 7.


ITEM 2.  PROPERTIES

At December 31, 2000, the Company owned 13 extended-stay hotels, which comprise a total of 1,453 suites. The hotels are located in ten states. The following chart summarizes the hotels owned by the Company:

                                                                               Initial
                               Year            Date          First Lien      Acquisition        Total       Number
Location                     Completed       Acquired       Encumbrances        Cost       Investment (1)  of Suites
- --------                     ---------       --------       ------------        ----       --------------  ---------
Addison, Texas                     1990     September 1999      $5,487,941      $9,500,000     $10,225,348       120
Las Colinas, Texas                 1990     September 1999       5,687,502      11,200,000      12,054,245       136
Plano, Texas                       1997     September 1999       2,494,518       5,400,000       5,592,514        99
Richmond, Virginia                 1998     September 1999       5,487,939       9,400,000       9,812,228       123
Atlanta, Georgia                   1990       October 1999       4,989,037       9,800,000      10,539,382       124
Baltimore, Maryland                1998      November 1999       8,980,266      16,348,000      16,902,491       147
Clearwater, Florida                1998      November 1999       5,986,844      10,416,000      10,696,765       112
Detroit, Michigan                  1990      November 1999       2,494,518       4,330,000       4,796,694        76
Atlanta, Georgia                   1990      November 1999       2,793,861       4,033,000       4,443,872        92
Salt Lake City, Utah               1996      November 1999       2,494,518       5,153,000       5,375,474        98
Jackson, Mississippi               1997      December 1999       2,993,422       5,846,000       6,045,039        91
Malvern, Pennsylvania              1998           May 2000              --      15,489,000      16,130,537       123
Boulder, Colorado                  1991          June 2000       7,780,500      14,885,000      15,448,258       112
                                                                 ---------      ----------      ----------       ---

                                                               $57,670,866    $121,800,000    $128,062,847     1,453
                                                               ===========    ============    ============     =====
- ----------

(1) "Total Investment" includes the purchase price of the hotel plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

For further information about the Company's properties, see the sections entitled (i) "Description of Properties" in Supplement No. 5, (ii) "Description of Property" in Supplement No. 6, and (iii) both "Probable Hotel Acquisition" and "Property Description Updates" in Supplement No. 7, all of which are hereby incorporated herein by reference.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are not listed on any exchange or traded in any public market. The Company is continuing its "best efforts" offering of its common shares pursuant to the Prospectus. Although the Company has numerous beneficial owners of its common shares, as of March 21, 2001 all such shares were held by one record shareholder, which is the managing dealer for the Company's best efforts offering.

The following table sets forth information concerning the offering and the use of proceeds from the offering of common shares as of December 31, 2000:

                     Common Shares Registered:
                                  1,666,666.67  Common Shares $ 9 per Common Share                      $ 15,000,000
                                 28,500,000.00  Common Shares $10 per Common Share                       285,000,000
                                 -------------

Totals:                          30,166,666.67  Common Shares
                                 -------------

                           Common Shares Sold:
                                  1,666,666.67  Common Shares $  9 per Common Share                       15,000,000
                                  6,999,681.33  Common Shares $10 per Common Share                        69,996,699
                                  ------------
                                                                                                 --------------------

Totals:                           8,666,348.00  Common Shares                                             84,996,699
                                  ------------

               Expenses of Issuance and Distribution of Common Shares

                        1.       Underwriting discounts and commissions                                    8,499,670
                        2.       Expenses of underwriters                                                         --
                        3.       Direct or indirect payments to directors or officers
                                 of the Company or their associates, to ten percent
                                 shareholders, or to affiliates of the Company                                    --
                        4.       Fees and expenses to third parties                                        1,273,811
                                                                                                 --------------------

                        Total Expenses of Issuance and Distribution of Common Shares                       9,773,481

               Net Proceeds to the Company                                                                75,223,218

                        1.       Purchase of real estate (including repayment of
                                 indebtedness incurred to purchase real estate)                           64,129,134
                        2.       Interest on indebtedness                                                  7,856,760
                        3.       Working capital                                                             643,171
                        4.       Fees to the following (all affiliates of officers of
                                 the Company):
                                 a.       Apple Suites Advisors, Inc.                                        158,153
                                 b.       Apple Suites Realty Group, Inc.                                  2,436,000
                        5.       Fees and expenses of third parties:
                                 a.       Legal                                                                   --
                                 b.       Accounting                                                              --
                        6.       Other (specify _________)                                                        --
                                                                                                 --------------------

                        Total of Application of Net Proceeds to the Company                              $75,223,218

Distributions of $5,234,423 and $882,725 were made to the shareholders during 2000 and 1999. Distributions were $1.02 and $0.33 per share for the years ended December 31, 2000 and 1999.


ITEM 6.  SELECTED FINANCIAL DATA

For the information called for by this item, see the information in Exhibit 13, 2000 Annual Report, under the caption "Selected Financial Data" on page 18 thereof, which is hereby incorporated herein by reference.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.


ITEM 7 / 7A.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS / MARKET RISK DISCLOSURE

For the information called for by this item, see the information in Exhibit 13, 2000 Annual Report, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 21 thereof, which information is hereby incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated herein by reference. Item 14 also contains the financial statements of Apple Suites Management, Inc. and the independent auditors' report for such statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. Glade M. Knight is the Company's only executive officer. For information with respect to Mr. Knight see "Election of Directors" in the

Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

For information with respect to compensation of the Company's executive officers and directors, see the information under "Compensation of Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of the report

         1.  Financial Statements

         The following consolidated financial statements of the registrant are hereby incorporated herein by reference to Exhibit 13, 2000 Annual Report:

         APPLE SUITES, INC.

         Independent Auditors' Report
                  Ernst & Young LLP

         Consolidated Balance Sheets As of December 31, 2000 and 1999

         Consolidated Statement of Operations Year ended December 31, 2000 March
                  26, 1999 through December 31, 1999

         Consolidated Statement of Shareholders' Equity
                  Year Ended December 31, 2000
                  March 26, 1999 through December 31, 1999

         Consolidated Statement of Cash Flows
                  Year Ended December 31, 2000
                  March 26, 1999 through December 31, 1999

         Notes to Consolidated Financial Statements


         The following consolidated financial statements of the Apple Suites Management, Inc., as set forth below in this Item 14:

         APPLE SUITES MANAGEMENT, INC.

         Independent Auditors' Report
                  Ernst & Young LLP

         Consolidated Balance Sheets As of December 31, 2000 and 1999

         Consolidated Statement of Operations and Retained Deficit
                  Year Ended December 31, 2000
                  March 11, 1999 through December 31, 1999

         Consolidated Statement of Cash Flows
                  Year Ended December 31, 2000
                  March 11, 1999 through December 31, 1999

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Shareholder
Apple Suites Management, Inc.

We have audited the accompanying consolidated balance sheets of Apple Suites Management, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2000 and the period from March 11, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Suites Management, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and the period from March 11, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Richmond, Virginia
February 16, 2001

                          APPLE SUITES MANAGEMENT, INC.
                           Consolidated Balance Sheets

                                                                                             December 31,               December 31,
                                                                                                2000                       1999
                                                                                             -----------                -----------
ASSETS

Current assets

Cash and cash equivalents                                                                    $ 2,793,106                $ 2,395,000
Accounts receivable, net                                                                       1,121,372                    738,361
Inventories                                                                                      145,300                    121,801
Other assets                                                                                     104,723                      8,142
                                                                                             -----------                -----------

Total Current Assets                                                                           4,164,501                  3,263,304

Long-term assets

Deferred franchise fees                                                                          638,036                    562,851
                                                                                             -----------                -----------

Total Assets                                                                                 $ 4,802,537                $ 3,826,155
                                                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Account payable                                                                              $   151,004                $    48,586
Rent payable to Apple Suites, Inc.                                                             1,872,832                  2,123,136
Due to third party manager                                                                       700,348                    454,147
Due to Apple Suites, Inc.                                                                         16,840                     28,991
Accrued expenses                                                                                 773,759                    624,346
Current portion of long-term payable to
 Apple Suites, Inc.                                                                              144,665                      56,939
                                                                                              -----------                -----------

Total Current Liabilities                                                                      3,659,448                  3,336,145

Long-term liabilities

Long-term notes payable to Apple Suites, Inc.                                                  1,613,179                    631,014
                                                                                             -----------                -----------

Total Liabilities                                                                              5,272,627                  3,967,159

Shareholders' Equity

Common Stock, no par value, 5,000 authorized;                                                        100                        100
10 shares issued and outstanding

Retained deficit                                                                                (470,190)                  (141,104)
                                                                                             -----------                -----------

Total Shareholders' Deficit                                                                     (470,090)                  (141,004)
                                                                                             -----------                -----------

Total Liabilities and Shareholders' Equity                                                   $ 4,802,537                $ 3,826,155
                                                                                             ===========                ===========

See accompanying notes to financial statements.

                          APPLE SUITES MANAGEMENT, INC.
            Consolidated Statement of Operations and Retained Deficit

                                                                                                March 11, 1999
                                                                                                    through
                                                                   December 31, 2000          December 31, 1999 (a)
                                                                   -----------------          ---------------------
REVENUES

Suite revenue                                                         $ 35,260,255                  $  5,335,925
Other revenue                                                            1,942,290                       335,150
Interest income                                                             23,288                            --
                                                                      ------------                  ------------

   Total revenue                                                        37,225,833                     5,671,075

EXPENSES

Operating expense                                                       10,560,511                     1,656,540
General and administrative                                               3,116,571                       494,377
Advertising and promotion                                                3,287,187                       472,787
Utilities                                                                1,465,163                       199,907
Franchise fees                                                           1,406,639                       213,437
Management fees                                                          1,390,268                       226,136
Rent expense-Apple Suites, Inc.                                         15,807,257                     2,518,031
Interest expense                                                           125,460                        10,915
Other                                                                      395,863                        20,049
                                                                      ------------                  ------------

   Total expenses                                                       37,554,919                     5,812,179
                                                                      ------------                  ------------

Net loss                                                              $   (329,086)                 $   (141,104)
                                                                      ============                  ============


Retained deficit, beginning of period                                     (141,104)                           --

Retained deficit, end of period                                       $   (470,190)                 $   (141,104)
                                                                      ============                  ============

(a) The Lessee was formed on March 11, 1999 and commenced operations on September 1, 1999.


See accompanying notes to financial statements.

                          APPLE SUITES MANAGEMENT, INC.
                      Consolidated Statement of Cash Flows

                                                                                                           March 11, 1999
                                                                                                                through
                                                                                      December 31, 2000   December 31, 1999(a)
                                                                                      -----------------   --------------------
Cash flow from operating activities:

   Net loss                                                                              $  (329,086)         $  (141,104)
   Adjustments to reconcile net loss to net cash
   provided by operating activities
      Amortization of deferred franchise fees                                                 30,565                5,049
      Changes in operating assets and liabilities:
         Receivables                                                                        (383,011)            (738,361)
         Other assets                                                                        (96,581)              (8,142)
         Due to Apple Suites, Inc.                                                           (12,151)              28,991
         Rent payable to Apple Suites, Inc.                                                  789,205            2,123,136
         Accounts payable                                                                    102,418               48,586
         Due to  third party manager                                                         246,201              454,147
         Accrued expenses                                                                    149,489              624,346
                                                                                         -----------          -----------

                              Net cash provided by operating activities                      497,049            2,396,648

Cash flow from financing activities:

       Repayments of notes payable                                                           (98,943)              (1,748)
       Proceeds from sale of common stock                                                         --                  100
                                                                                         -----------          -----------

                                  Net cash used in financing activities                      (98,943)              (1,648)
                                  Increase in cash and cash equivalents                      398,106            2,395,000

Cash and cash equivalents, beginning of period                                             2,395,000                   --
                                                                                         -----------          -----------

Cash and cash equivalents, end of period                                                 $ 2,793,106          $ 2,395,000
                                                                                         ===========          ===========

Supplemental Cash Flow Information:

Non-cash transactions:
Notes payables-issued by Apple Suites, Inc. for:                                         $ 1,169,250          $   689,700
       Payment of working capital by Apple Suites, Inc.                                  $ 1,040,000                   --
       Payment of deferred franchise fees by Apple Suites, Inc.                          $   105,750          $   567,900
       Acquisition of inventory by Apple Suites, Inc.                                    $    23,500          $   121,800

(a) The Lessee was formed on March 11, 1999 and commenced operations on September 1, 1999.

See accompanying notes to financial statements.

                          APPLE SUITES MANAGEMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Except as specifically indicated herein,
                 including under the heading "Subsequent Event,"
                     information presented herein is as of,
                    or for the year ended, December 31, 2000)

NOTE 1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

ORGANIZATION. Apple Suites Management, Inc. (together with its subsidiaries, the "Lessee") was formed on March 11, 1999 and is owned 100% by Glade M. Knight. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Suites, Inc. (the "Company"). The Lessee commenced operations effective September 1, 1999 with the acquisition of 4 extended-stay hotels by the Company.

The Lessee operates in one business segment. Each hotel is leased by the Company to the Lessee under a master hotel lease agreement ("Percentage Lease") having an initial term of ten years, subject to earlier termination at the option of the Company upon 30 day's notice. The lease agreement provides for two optional five year extensions. The Percentage Leases require base rent payments to be made to the Company on a monthly basis and additional quarterly payments to be made based upon percentages of suite and sundry revenue. Promus Hotels, Inc. or an affiliate ("Promus") manages the hotels under a management agreement with the Lessee. Promus Hotels, Inc. is a wholly-owned subsidiary of Hilton Hotel Corporation ("Hilton"). The hotels are located throughout the United States and are licensed with Homewood Suites(R) by Hilton.

The accompanying financial statements include the accounts of the Lessee and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value.

INVENTORIES. Inventories, consisting primarily of food and beverages and hotel supplies are stated at the lower of cost or market, with cost determined on a method that approximates the first-in, first-out basis.

REVENUE RECOGNITION. Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel's services.

OTHER REVENUE. Other revenue consists of revenues derived from hotel services such as telephone, television, valet and vending machines. These sundry revenues are recognized in the period the related services are provided.

ADVERTISING AND PROMOTION COSTS. Advertising and promotion costs are expensed when incurred. Advertising and promotion costs represent the expense for franchise advertising and reservation systems under the terms of the hotel franchise agreements and general and administrative expenses that are directly attributable to advertising and promotion.

DEFERRED FRANCHISE FEES. Deferred franchise fees represent the costs incurred in connection with entering into hotel license agreements, which have a term of 20 years. Deferred franchise fees are being amortized over the term of the hotel license agreements.

RENT EXPENSE. Rent expense is recognized as incurred by the Company under the Percentage Leases commencing on the date the lease is executed. Baseline revenue and percentage rent amounts are determined on a quarterly basis for each hotel.

INCOME TAXES. The Lessee provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. This approach also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

USE OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

SEASONALITY. The hotel industry is seasonal in nature. Seasonal variations in revenues at the hotels under lease may cause quarterly fluctuations in the Company's revenues. Revenues for 1999 primarily consist of fourth quarter revenues which may not be indicative of a full year.

NOTE 2. PERCENTAGE LEASES. The Percentage Leases expire in 2009 and 2010, subject to earlier termination by the Company upon 30 day notice. The Percentage Leases provide for two optional five-year extensions. The rent due for each hotel is the sum of a base rent and a percentage rent. Percentage rent is calculated on a quarterly basis by multiplying fixed percentages by the total amounts of year-to-date suite revenues with reference to specified threshold amounts, known as breakpoints. Both the base rent and the breakpoints used in computing percentage rents are subject to annual adjustments based on increases in the Consumer Price Index ("CPI"). The CPI adjustment for 2001 is 1.06%.

Base rent is payable to the Company in arrears and percentage rent is payable 45 days following a quarter-end. The Lessee incurred rent expense of $15,807,258 and $2,518,031 for the period ended December 31, 2000 and 1999, respectively. Rent payable was $1,872,832 and $2,123,136 at December 31, 2000 and 1999,
respectively.

NOTE 3. COMMITMENTS AND RELATED PARTY TRANSACTIONS. During 2000 and 1999, the Lessee entered into various debt agreements with the Company. The Lessee borrowed from the Company $673,650 for franchise fees, $145,300 for hotel supplies and $1,040,000 for working capital for 13 hotels. The promissory notes relating to these debt agreements bear interest at a rate of 9% per annum. Principal and interest payments are due monthly. The Lessee incurred interest expense of $125,460 and $10,915 related to the promissory notes for the period ended December 31, 2000 and 1999, respectively.

The aggregate maturities of principal for promissory notes subsequent to December 31, 2000 are as follows:

               Year                          Amount
               ----                          ------
               2001                        $144,665
               2002                         158,236
               2003                         173,080
               2004                         187,066
               2005                         172,412
               Thereafter                   922,385
                                         ----------

                                         $1,757,844
                                         ==========

The Lessee has entered into license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements have terms of 20 years and expire in 2019 and 2010. These agreements require the Lessee to, among other things, pay monthly franchise fees equal to 4% of gross suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. The Lessee is obligated to make monthly payments to Promus equal to 4% of total adjusted gross revenue for each of these functions, respectively. Total expenses incurred by the Lessee for franchise fees, advertising and promotion fees, and management fees totaled $4,203,049 in 2000 and $653,010 in 1999.

NOTE 4. SHAREHOLDER'S EQUITY. The Lessee requires or may require funds to capitalize its business to satisfy its obligations under Percentage Leases with the Company, dated September 17, 1999. To meet these objectives, the Lessee has two funding commitment agreements (together "Payor") of $1 million each from Mr. Knight and Apple Suites Realty Group, Inc., ("ASRG"), respectively. ASRG is owned by Mr. Knight. The funding commitments are contractual obligations of the Payor to provide funds to the Lessee. Funds paid to the Lessee under the commitments are to be used to satisfy any capitalization or net worth requirements applicable to the Lessee or the Lessee's payment obligations under the lease agreements and does not represent any indebtedness. The funding commitments terminate upon the expiration of the Percentage Leases, written agreement between the Payor and the Lessee, or repayment of all amounts to the Payor. As of December 31, 2000, no contributions have been made by the Payor to the Lessee. Upon the Company's acquisition of the Lessee, effective January 1, 2001, the funding commitments will be terminated.

NOTE 5. INCOME TAXES. The Lessee is subject to federal and state income taxes. The Lessee incurred a loss during the period and as such has no income tax liability at December 31, 2000. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. At December 31, 2000, the Lessee has $400,000 of net operating loss carryforwards which expire in 2020.

NOTE 6. CREDIT RISK. The Lessee maintains cash on deposit with Promus in a pooled investment account that potentially subjects the Lessee to a concentration of credit risk. At December 31, 2000 the Lessee has $1,614,002 on deposit with Promus.

NOTE 7. SUBSEQUENT EVENT. On December 5, 2000, the Company's board of directors authorized the Company to pay $900,000 to Mr. Knight for all of the issued and outstanding stock of the Lessee, to be transferred effective January 1, 2001. Effective January 1, 2001, the Lessee will be a taxable subsidiary of the Company. Notwithstanding this stock transfer, the percentage leases, the management agreements and the license agreements remain in effect, since the only effect of the stock transfer is to substitute the Company for Mr. Knight as the shareholder of the Lessee. The funding commitments payable by Mr. Knight and ASRG to the Company have been terminated as a result of such acquisition by the Company.

         2.  Financial Statement Schedule

         Schedule III - Real Estate and Accumulated Depreciation
         (included at the end of this Part  IV)

         All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

         3.       Exhibits

         Incorporated herein by reference are the exhibits listed under "Exhibit Index" on pages 23 through 40 of this report.


(b)      Reports on Form 8-K

         None (during final quarter of 2000)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (AS OF DECEMBER 31, 2000)

                                                                  Subsequently
                                              Initial Cost         Capitalized         Gross Amt. Carried
                         Encumb-       -------------------------- ------------       ------------------------
Description               rances         Land        Bldg. & Imp.       Imp.         Land        Bldg. & Imp.      Total
1. Addison,             $5,487,941    $2,090,000      $7,410,000      $725,348    $2,060,342      $8,165,007    $10,225,348
Texas

2. Las Colinas,          5,687,502     2,800,000       8,400,000       854,245     2,773,524       9,280,720     12,054,245
Texas

3. Plano,                2,494,518       594,000       4,806,000       192,514       521,565       5,070,949      5,592,514
Texas

4. Richmond,             5,487,939       846,000       8,554,000       412,228       789,943       9,022,285      9,812,228
Virginia

5. Atlanta,              4,989,037     2,254,000       7,546,000       739,382     2,201,614       8,337,768     10,539,382
Georgia

6. Baltimore,            8,980,266     1,634,800      14,713,200       554,491     1,600,780      15,301,711     16,902,491
Maryland

7. Clearwater,           5,986,844     2,395,680       8,020,320       280,765     2,687,385       8,009,380     10,696,765
Florida

8. Detroit,              2,494,518       412,240       3,917,760       466,694       507,707       4,288,986      4,796,694
Michigan

9. Atlanta,              2,793,861       519,600       3,513,400       410,872       953,419       3,490,454      4,443,872
Georgia

10. Salt Lake City,      2,494,518     1,048,580       4,104,420       222,474       377,358       4,998,115      5,375,474
Utah

11. Jackson,             2,993,422       467,680       5,378,320       199,039       447,487       5,597,552      6,045,039
Mississippi

12. Malvern,                    --            --      15,489,000       641,537            --      16,130,537     16,130,537
Pennsylvania

13. Boulder,             7,780,500     3,423,550      11,461,450       563,258     3,427,897      12,020,362     15,448,258
Colorado

                       $57,670,866   $18,486,130    $103,313,870    $6,262,847   $18,349,021    $109,713,826   $128,062,847   (1)
                       ===========   ===========    ============    ==========   ===========    ============   ============

(1) Represents the aggregate cost for Federal Income tax purposes.

(Schedule Continued Below)

                                     Date of          Date            Depr.
Description           Acc. Depr.     Constr.        Acquired          Life
1. Addison,             $323,866      1990          Sept 1999        39 yrs.
Texas

2. Las Colinas,          370,875      1990          Sept 1999        39 yrs.
Texas

3. Plano,                209,173      1997          Sept 1999        39 yrs.
Texas

4. Richmond,             354,695      1998          Sept 1999        39 yrs.
Virginia

5. Atlanta,              320,253      1990          Oct 1999         39 yrs.
Georgia

6. Baltimore,            497,416      1998          Nov 1999         39 yrs.
Maryland

7. Clearwater,           267,083      1998          Nov 1999         39 yrs.
Florida

8. Detroit,              156,991      1990          Nov 1999         39 yrs.
Michigan

9. Atlanta,              135,776      1990          Nov 1999         39 yrs.
Georgia

10. Salt Lake            176,535      1996          Nov 1999         39 yrs.
City,
Utah

11. Jackson,             175,183      1997          Dec 1999         39 yrs.
Mississippi

12. Malvern,             304,117      1998          May 2000         39 yrs.
Pennsylvania

13. Boulder,             194,627      1991          June 2000        39 yrs.
Colorado

                      $3,486,590
                      ==========

(2) The following is a reconciliation of the carrying amount of real estate owned and accumulated depreciation:

Real estate owned:                                       2000               1999
                                                         ----               ----
Balance at of January 1                          $ 94,215,841                 --
Acquisition of hotels                              30,374,000       $ 91,426,000
Improvements                                        3,473,006          2,789,841
                                                 ------------       ------------
Balance at December 31                           $128,062,847       $ 94,215,841
                                                 ============       ============

Accumulated depreciation:                                2000               1999
                                                         ----               ----
Balance as of January 1                          $    496,209                 --
Depreciation expense                                2,990,381       $    496,209
                                                 ------------       ------------
Balance December 31                              $  3,486,590            496,209
                                                 ============       ============

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Apple Suites, Inc.


                                        By: /s/ Glade M. Knight
                                           -------------------------------
                                            Glade M. Knight

                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            President and Secretary

                                            March 30, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                      CAPACITIES                           DATE
         /s/ Glade M. Knight                      Director, Chief Executive Officer,              March 30, 2001
- --------------------------------------------      President and Secretary
         Glade M. Knight

         /s/ Lisa B. Kern                         Director                                        March 30, 2001
- ---------------------------------------------
         Lisa B. Kern

         /s/ Bruce H. Matson                      Director                                        March 30, 2001
- --------------------------------------------
         Bruce H. Matson

         /s/ Michael S. Waters                    Director                                        March 30, 2001
- --------------------------------------------
         Michael S. Waters

         /s/ Robert M. Wily                       Director                                        March 30, 2001
- --------------------------------------------
         Robert M. Wily

                                  EXHIBIT INDEX

Exhibit
No.                                Description
- ---                                -----------

1 Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of Selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

2 Assignment separate from certificate dated January 1, 2001 between Glade M. Knight and Apple Suites, Inc. pertaining to all of the outstanding common shares of Apple Suites Management, Inc. (FILED HEREWITH)

3.1 Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

3.2 Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

4.1 Note dated May 1, 2000 in the principal amount of $80,000 made payable by Apple Suites Management, Inc. (or a subsidiary) to the order of Apple Suites, Inc. with respect to the Richmond - West End hotel. (Incorporated by reference to Exhibit 4.40 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on June 20, 2000 by Apple Suites, Inc.).

4.2 Schedule setting forth information on 11 substantially identical notes dated May 1, 2000 in the principal amount of $80,000 made payable to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit
         4.41 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on June 20, 2000 by Apple Suites, Inc.).

4.3 Note dated June 30, 2000 in the principal amount of $11,163,750 made payable by Apple Suites, Inc. to the order of Promus Hotels, Inc. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

4.4 Fee and Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement and Fixture Filing dated June 30, 2000 from Apple Suites, Inc. and Apple Suites Management, Inc. for the benefit of Promus Hotels, Inc. pertaining to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 4.2 to

         Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

4.5 Amended and Restated Hotel Lease Agreement dated as of November 24, 1999 between Apple Suites SPE I, Inc. as Lessor, and Apple Suites Management, Inc. as Lessee, with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 4.52 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.6 Percentage Lease Subordination and Attornment Agreement dated September 8, 2000, between and Apple Suites Management, Inc. as Lessee, and First Union National Bank as Lender. (Incorporated by reference to Exhibit
         4.53 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.7 Environmental Indemnity Agreement dated September 8, 2000 from Apple Suites SPE I, Inc. and Apple Suites, Inc. as Indemnitors, in favor of First Union National Bank as Lender with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 4.54 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.8 Schedule setting forth information on 7 substantially identical Amended and Restated Hotel Lease Agreements (with respect to Exhibit 4.52). (Incorporated by reference to Exhibit 4.55 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.9 Schedule setting forth information on 10 substantially identical Percentage Lease Subordination and Attornment Agreements (with respect to Exhibit 4.53, as filed herewith) dated September 8, 2000 with First National Bank as Lender. (Incorporated by reference to Exhibit 4.56 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.10 Schedule setting for the information on 10 substantially identical Environmental Indemnity Agreements (with respect to Exhibit 4.54) dated September 8, 2000 in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.57 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.1 Advisory Agreement between the Registrant and Apple Suites Advisors, Inc. (Incorporated by reference to the

         Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055). (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.2 Property Acquisition/Disposition Agreement between the Registrant and Apple Suites Realty Group, Inc. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.3 Apple Suites, Inc. 1999 Incentive Plan. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.4 Apple Suites, Inc. 1999 Non-Employee Directors Stock Option Plan. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.5 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Richmond - West End hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.6 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Dallas - Addison hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.7 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Dallas - Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.8 Indemnity dated September 20, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the to the North Dallas - Plano hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

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

10.11 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Richmond - West End hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.12 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the Dallas - Addison hotel. (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.13 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the Dallas - Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.14 Homewood Suites License Agreement dated September 20, 1999 between Promus Hotels, Inc. and Apple Suites Services Limited Partnership pertaining to the North Dallas - Plano hotel. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.15 Management Agreement dated September 20, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Richmond - West End hotel. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.16 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the Dallas- Addison hotel. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.17 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the Dallas - rving/Las Colinas hotel. (Incorporated by reference to Exhibit
         10.13 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.18 Management Agreement dated September 20, 1999 between Apple Suites Services Limited Partnership and Promus Hotels, Inc. pertaining to the North Dallas - Plano hotel. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.19 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Richmond - West End hotel. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.20 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas - Addison hotel. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.21 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the Dallas - Irving/Las Colinas hotel. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.22 Comfort Letter dated September 20, 1999 among Promus Hotels, Inc., Apple Suites REIT Limited Partnership and Apple Suites Services Limited Partnership pertaining to the North Dallas - Plano hotel. (Incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed October 5, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

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

10.31 Indemnity dated October 5, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Atlanta - Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.32 Homewood Suites License Agreement dated October 5, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta - Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.33 Management Agreement dated October 5, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Atlanta - Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.34 Comfort Letter dated October 5, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta - Galleria/Cumberland hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed October 21, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

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

10.37 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Atlanta - Peachtree hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.38 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Baltimore - BWI Airport hotel. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.39 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.40 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the to the Detroit - Warren hotel.
         (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.41 Indemnity dated November 29, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Salt Lake City - Midvale hotel. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

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

10.43 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta - Peachtree hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on

         Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.44 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Baltimore - BWI Airport hotel. (Incorporated by reference to Exhibit
         10.8 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.45 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.46 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Detroit - Warren hotel. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.47 Homewood Suites License Agreement dated November 29, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Salt Lake City - Midvale hotel. (Incorporated by reference to Exhibit
         10.11 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.48 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Atlanta - Peachtree hotel. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.49 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Baltimore - BWI Airport hotel. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.50 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels Florida, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.51 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Detroit - Warren hotel. (Incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.52 Management Agreement dated November 29, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Salt Lake City - Midvale hotel. (Incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.53 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Atlanta - Peachtree hotel. (Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.54 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Baltimore - BWI Airport hotel. (Incorporated by reference to Exhibit
         10.18 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.55 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Promus Hotels Florida, Inc. Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Clearwater hotel. (Incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.56 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Detroit - Warren hotel. (Incorporated by reference to Exhibit 10.20 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.57 Comfort Letter dated November 29, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Salt Lake City - Midvale hotel. (Incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.58 Promissory Note dated November 29, 1999 in the amount of $251,500 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.22 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.59 Promissory Note dated November 29, 1999 in the amount of $52,500 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.23 to Current Report on Form 8-K filed December 14, 1999 by Apple Suites, Inc.; SEC File No. 333-77055).

10.60 Indemnity dated December 22, 1999 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.61 Schedules 2.1(h), 3.1(a)-8, and 3.1(b)-8 to the Master Hotel Lease Agreement dated September 20, 1999 between Apple Suites, Inc. (as lessor) and Apple Suites Management, Inc. (as lessee) (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.62 Homewood Suites License Agreement dated December 22, 1999 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.63 Management Agreement dated December 22, 1999 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.64 Letter dated December 22, 1999 interpreting Management Agreement dated December 22, 1999 among Apple Suites, Inc., Promus Hotels, Inc., Promus Hotels Florida, Inc. and Hampton Inns, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.65 Comfort Letter dated December 22, 1999 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Jackson, Mississippi hotel (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.66 Promissory Note dated December 22, 1999 in the amount of $45,000 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel Franchise Fees) (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.67 Promissory Note dated December 22, 1999 in the amount of $9,100 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed January 6, 2000 by Apple Suites, Inc.; SEC File No. 333-77055).

10.68 Indemnity dated May 8, 2000 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Malvern, Pennsylvania hotel. (Incorporated by reference to

         Exhibit 10.1 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.69 Master Hotel Lease Agreement dated May 8, 2000 between Apple Suites, Inc., as Trustee for Apple Suites Pennsylvania Business Trust (as lessor) and Apple Suites Management, Inc. (as lessee). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.70 Homewood Suites License Agreement between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Malvern, Pennsylvania hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.71 Management Agreement dated May 8, 2000 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Malvern, Pennsylvania hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.72 Letter dated May 8, 2000 among Apple Suites, Inc., Hampton Inns, Inc., Promus Hotels Florida, Inc. and Promus Hotels, Inc. pertaining to the repayment of notes made by Apple Suites, Inc. in connection with the purchase of all of its Homewood Suites(R)by Hilton hotels. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.73 Letter dated May 8, 2000 between Apple Suites, Inc. and Promus Hotels, Inc. pertaining to the release of certain hotel properties as security upon the repayment of certain debt by Apple Suites, Inc. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.74 Comfort Letter dated May 8, 2000 among Promus Hotels, Inc., Apple Suites, Inc., as Trustee for Apple Suites Pennsylvania Business Trust and Apple Suites Management, Inc. pertaining to the Malvern, Pennsylvania hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.75 Promissory Note dated May 8, 2000 in the amount of $55,350 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel Franchise Fees). (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.76 Promissory Note dated May 8, 2000 in the amount of $12,300 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel

         Supplies). (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.77 Declaration of Trust of Apple Suites Pennsylvania Business Trust. (Incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.78 Ground Lease dated July 1, 1996 between named Landlords and Promus Hotels, Inc. as Tenant, as amended by Amendment to Ground Lease dated as of July 1, 1996 and Second Amendment to Ground Lease and Amendment to Short Form Lease dated as of March 6, 2000. (Incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.79 Assignment and Assumption of Lease dated May 8, 2000 by and among named Landlords, Promus Hotels, Inc. as Assignor and Apple Suites, Inc., as Trustee for Apple Suites Pennsylvania Business Trust, as Assignee. (Incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed May 23, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.80 Indemnity dated June 30, 2000 from Apple Suites, Inc. to Promus Hotels, Inc. pertaining to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.81 Schedules 2.1(i), 3.1(a)-9 and 3.1(b)-9 to Master Hotel Lease Agreement dated September 20, 1999 between Apple Suites, Inc., (as lessor) and Apple Suites Management, Inc. (as lessee). (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.82 Homewood Suites License Agreement dated June 30, 2000 between Promus Hotels, Inc. and Apple Suites Management, Inc. pertaining to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.83 Management Agreement dated June 30, 2000 between Apple Suites Management, Inc. and Promus Hotels, Inc. pertaining to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.84 Letter dated June 30, 2000 among Apple Suites, Inc., Apple Suites Management, Inc., Hampton Inns, Inc., Promus Hotels Florida, Inc. and Promus Hotels, Inc. affirming certain letter agreements dated May 8, 2000. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.85 Comfort Letter dated June 30, 2000 among Promus Hotels, Inc., Apple Suites, Inc. and Apple Suites Management, Inc. pertaining to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.86 Promissory Note dated June 30, 2000 in the amount of $50,400 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel Franchise Fees) (Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.87 Promissory Note dated June 30, 2000 in the amount of $11,200 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. (Hotel Supplies) (Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.88 Note dated July 1, 2000 in the principal amount of $80,000 made payable by Apple Suites Management, Inc. to the order of Apple Suites, Inc. with respect to the Boulder, Colorado hotel. (Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed July 17, 2000 by Apple Suites, Inc.; SEC File No. 000-30491).

10.89 Apple Suites SPE I, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.93 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 20, 2000 by Apple Suites, Inc.).

10.90    Apple Suites SPE I, Inc. Bylaws.  (Incorporated by reference to Exhibit
         10.94 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 20, 2000 by Apple Suites, Inc.).

10.91 Apple Suites SPE II, Inc. Articles of Incorporation. (Incorporated by reference to Exhibit 10.95 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.92    Apple Suites SPE II, Inc. Bylaws. (Incorporated by reference to Exhibit
         10.96 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.93 Apple Suites General, Inc. Articles of Amendment and Restatement to the Articles of Incorporation. (Incorporated by reference to Exhibit 10.97 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.94 Apple Suites General, Inc. Amended and Restated Bylaws. (Incorporated by reference to Exhibit 10.98 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.95 Apple Suites LP, Inc. Articles of Amendment and Restatement to the Articles of Incorporation. (Incorporated by reference to Exhibit 10.99 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.96 Apple Suites LP, Inc. Amended and Restated Bylaws. (Incorporated by reference to Exhibit 10.100 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.97 Amended and Restated Limited Partnership Agreement of Apple Suites REIT Limited Partnership. (Incorporated by reference to Exhibit 10.101 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.98 Promissory Note dated September 8, 2000 in the principal amount of $2,500,000 made payable by Apple Suites SPE I, Inc. to First Union National Bank, with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.102 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.99 Indemnity and Guaranty Agreement dated September 8, 2000 by Apple Suites, Inc., Indemnitor, in favor of First Union National Bank as Lender, with respect to a $2,500,000 loan to Apple Suites SPE I, Inc. as Borrower, with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.100 Deed of Trust, Security Agreement and UCC Fixture Filing dated September 8, 2000, from Apple Suites SPE I, Inc., Grantor, to Metro National Title Company, as Trustee for First Union National Bank, Beneficiary with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.104 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.101 Assignment of Contracts and Permits dated September 8, 2000 from Apple Suites SPE I, Inc. as Assignor to First Union National Bank as Assignee with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.102 Assignment of Leases, Rents and Profits dated September 8, 2000 by Apple Suites SPE I, Inc. as Assignee in favor of First Union National Bank as Assignee with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.106 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.103 Security Agreement dated September 8, 2000 by Apple Suites SPE I, Inc., Debtor, in favor of First Union National Bank, Secured Party, regarding a $2,500,000 loan with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.104 Credit Agreement dated September 8, 2000 between Apple Suites, Inc. and First Union National Bank as Lender. (Incorporated by reference to
         Exhibit 10.108 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.105 Promissory Note dated September 8, 2000 in the principal amount of $10,000,000 made payable by Apple Suites, Inc. to the order of First Union National Bank. (Incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.106 Pledge Agreement dated September 8, 2000 between Apple Suites, Inc. as Pledgor and First Union National Bank as Pledgee. (Incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.107 Schedule setting forth information on 10 substantially identical promissory notes (with respect to Exhibit 10.102, as filed herewith) dated September 8, 2000 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to
         Exhibit 10.111 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.108 Schedule setting forth information on 10 substantially identical Indemnity and Guaranty Agreements (with respect to Exhibit 10.103, as filed herewith) dated September 8, 2000 by Apple Suites, Inc. as Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.109 Schedule setting forth information on 10 substantially identical Deeds of Trust (with respect to Exhibit 10.104, as filed herewith) dated September 8, 2000 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.110 Schedule setting forth information on 10 substantially identical Assignments of Contracts and Permits (with respect to Exhibit 10.105, as filed herewith) dated September 8, 2000 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.111 Schedule setting forth information on 10 substantially identical Assignments of Leases, Rents and Profits (with respect to Exhibit 10.106, as filed herewith) dated September 8, 2000 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.112 Schedule setting forth information on 10 substantially identical Security Agreements (with respect to Exhibit 10.107, as filed herewith) dated September 8, 2000 in favor of First Union National Bank. (Incorporated by reference to Exhibit 10.116 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

10.113 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Lisa B. Kern. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.114 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Bruce H. Matson. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.115 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Michael S. Waters. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.116 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Robert M. Wily. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.117 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Lisa B. Kern. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.118 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Bruce H. Matson. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.119 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Michael S. Waters. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

10.120 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Robert M. Wily. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (FILED HEREWITH)

13 Portions of the registrant's 2000 Annual Report (with the exception of the information incorporated by reference in Items 6, 7, and 14 of the Form 10-K, no other information appearing in the 2000 Annual Report is to be deemed filed as a part of this Form 10-K Report). (FILED HEREWITH).

21       Subsidiaries of registrant (FILED HEREWITH)

23       Consent of Ernst & Young LLP. (FILED HEREWITH)

99.1 Portions of the registrant's prospectus dated August 3, 1999 (File No. 333-77055). (FILED HEREWITH)

99.2 Portions of Supplement No. 5 to the registrant's prospectus dated March 21, 2000 (File No. 333-77055). (FILED HEREWITH)

99.3 Portions of Supplement No. 6 to the registrant's prospectus dated May 31, 2000 (File No. 333-77055). (FILED HEREWITH)

99.4 Portions of Supplement No. 7 to the registrant's prospectus dated July 12, 2000 (File No. 333-77055). (FILED HEREWITH)

99.5 Portions of Supplement No. 8 to the registrant's prospectus dated September 20, 2000 (File No. 333-77055). (FILED HEREWITH)

99.6 Portions of Supplement No. 9 to the registrant's prospectus dated December 19, 2000 (File No. 333-77055). (FILED HEREWITH)