Form 10-Q
period 2001-03-31
APPLE SUITES INC
filed 2001-05-15
CIK 1084681

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


             For the transition period from________to_______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ____

At May 1, 2001, there were outstanding 12,666,678 shares of common stock, no par value, of the registrant.

                              APPLE SUITES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                    Page Number
                                                                    -----------
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)
               APPLE SUITES, INC.

                    Consolidated Balance Sheets -  As of                 3
                    March 31, 2001 and December 31, 2000

                    Consolidated Statement of Operations -               4
                    Three months ended March 31, 2001 and
                    March 31, 2000

                    Consolidated Statement of Shareholders'              5
                    Equity - Three months ended March 31, 2001

                    Consolidated Statement of Cash Flows -               6
                    Three months ended March 31, 2001 and
                    March 31, 2000

                    Notes to Consolidated Financial Statements           7

     Item 2.   Management's Discussion and Analysis                     12
               of  Financial Condition and Results of
               Operations

     Item 3.   Quantitative and Qualitative Disclosures                 17
               about  Market Risk

PART II.     OTHER INFORMATION:

     Item 1.   Legal Proceedings (not applicable).

     Item 2.   Changes in Securities and Use of Proceeds                18

     Item 3.   Defaults Upon Senior Securities
               (not applicable).

     Item 4.   Submission of Matters to a Vote of
               Security Holders (not applicable).

     Item 5.   Other Information (not applicable)

     Item 6.   Exhibits and Reports on Form 8-K                         19

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         March 31,              December 31,
                                                                                           2001                     2000
                                                                                      --------------           --------------
ASSETS

Investment in hotel -net of accumulated depreciation of
          $4,486,100 and $3,486,590, respectively                                     $  123,892,804           $  124,576,257

Cash and cash equivalents                                                                 21,039,709                2,653,058
Restricted cash                                                                              104,937                  263,686
Rent receivable from Apple Suites Management, Inc.                                                 -                1,872,832
Notes and other receivables from Apple Suites Management, Inc.                                     -                1,774,684
Accounts receivable, net                                                                   1,671,550                        -
Inventories                                                                                  145,300                        -
Capital improvement reserve                                                                1,800,854                  504,413
Prepaid expenses                                                                             191,100                  256,773
Deferred financing costs, net                                                              1,233,555                1,265,107
Deferred franchise fees                                                                      628,622                        -
Other assets                                                                                 252,550                  907,038
                                                                                      --------------           --------------

Total Assets                                                                          $  150,960,981           $  134,073,848
                                                                                      ==============           ==============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                 $   49,753,072           $   57,670,866
Interest payable                                                                                   -                   19,988
Accounts payable                                                                              70,494                  118,576
Accrued expenses                                                                           1,889,099                1,451,796
Due to third party manager                                                                   536,192                        -
Account payable-affiliate                                                                     45,147                        -
Distributions payable                                                                              -                1,848,000
                                                                                      --------------           --------------

Total Liabilities                                                                         52,294,004               61,109,226

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 11,496,163 shares and 8,666,348, respectively          100,662,447               75,223,218
Class B convertible stock, no par value, authorized 240,000 shares;
   issued and outstanding 240,000 shares                                                      24,000                   24,000
Distributions (greater)  less than net income                                             (2,019,470)              (2,282,596)
                                                                                      --------------           --------------

Total Shareholders' Equity                                                                98,666,977               72,964,622
                                                                                      --------------           --------------

Total Liabilities and Shareholders' Equity                                            $  150,960,981           $  134,073,848
                                                                                      ==============           ==============

See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS  OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended
                                                                March 31,              March 31,
                                                                  2001                   2000
                                                              -------------          ------------
REVENUES:
          Suite revenue                                       $  10,062,514                     -
          Lease revenue                                                   -          $  3,406,678
          Other revenue                                             495,191                     -
          Interest income                                            94,039                48,007
                                                              -------------          ------------
                    Total revenues                               10,651,744             3,454,685

EXPENSES:
          Operating expenses                                      3,083,519                     -
          Hotel administrative expenses                             803,205                     -
          Advertising and promotion                                 968,841                     -
          Utilities                                                 454,896                     -
          Franchise fees                                            402,501                     -
          Management fees                                           411,060                     -
          Taxes, insurance and other                                383,292               691,575
          General and administrative                                316,406               254,736
          Depreciation of real estate owned                         999,510               549,201
          Interest                                                1,170,298             1,453,110
          Ground lease                                               25,000                     -
          Management termination fees                             1,370,090                     -
                                                              -------------          ------------
                    Total expenses                               10,388,618             2,948,622
                                                              -------------          ------------

Net income                                                    $     263,126          $    506,063
                                                              =============          ============
Basic and diluted earnings per common share                   $        0.03          $       0.14
                                                              =============          ============

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                Distributions
                                         Common Stock           Class B Convertible Stock          Greater       Total
                                 --------------------------------------------------------
                                    Number                        Number                            Than        Shareholders'
                                  of Shares       Amount        of Shares         Amount         Net Income        Equity
                                 --------------------------------------------------------------------------------------------
Balance at December 31, 2000        8,666,348   $ 75,223,218     240,000          $24,000         $(2,282,596)    $72,964,622

Net proceeds from the sale of
 common shares                      2,745,450     24,679,940           -                -                   -      24,679,940
Net income                                  -              -           -                -             263,126         263,126
Common stock issued  through
 reinvestment of distributions         84,365        759,289           -                -                   -         759,289
                                 --------------------------------------------------------------------------------------------

Balance at March 31, 2001          11,496,163   $100,662,447     240,000          $24,000         $(2,019,470)    $98,666,977
                                 ============================================================================================





See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                          2001                 2000
                                                                   -----------------     ------------------
Cash flow from operating activities:

   Net income                                                              $   263,126           $  506,063
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation of real estate owned                                           999,510              549,201
   Amortization of deferred financing costs                                     34,744                    -
   Amortization of deferred franchise fees                                       9,414                    -
   Management termination fees (non-cash portion)                              470,090                    -
   Changes in operating assets and liabilities
     (excluding amounts acquired from Apple Suites
      Management, Inc.):
       Prepaid expenses                                                         65,673                6,448
       Rent and notes receivable from Apple Suites                                   -             (509,566)
        Management, Inc.
       Receivables                                                            (550,178)                   -
       Other assets                                                          1,059,212              (31,395)
       Accounts payable                                                       (199,086)              96,044
       Accounts payable-affiliates                                              45,147             (177,466)
       Due to third party manager                                             (164,156)                   -
       Accrued expenses                                                       (336,917)            (313,691)
       Interest payable                                                        (19,988)            (466,140)
                                                                           --------------     -----------------

        Net cash provided by (used in) operating activities                  1,676,591             (340,502)

Cash flow from investing activities:

   Cash assumed in the acquisition of Apple Suites                           2,793,106                    -
    Management, Inc.
   Net (increase) decrease in cash restricted for Property
       and capital improvement reserve held with third party                (1,137,692)             326,852
   Capital improvements                                                       (316,057)            (280,532)
   Payments received on notes receivable                                             -               13,739
   Payments for pending acquisitions                                          (300,000)            (200,000)
                                                                           --------------      ----------------

      Net cash provided by (used in) investing activities                    1,039,357             (139,941)

Cash flow from financing activities:

   Repayment of secured notes payable                                       (7,917,794)                   -
   Payment of financing costs                                                   (3,192)                   -
   Net proceeds from issuance of common stock                               25,439,229            4,394,265
   Cash distributions paid to shareholders                                  (1,847,540)            (713,244)
                                                                           --------------      ----------------

        Net cash provided by financing activities                           15,670,703            3,681,021


        Increase in cash and cash equivalents                               18,386,651            3,200,578


Cash and cash equivalents, beginning of period                               2,653,058              581,344
                                                                           -------------       ----------------

Cash and cash equivalents, end of period                                   $21,039,709           $3,781,922
                                                                           =============       ================


Supplemental Information:
Non-cash transactions:
   Apple Suites Management, Inc. acquisition
       Operating assets acquired                                           $ 2,009,431                    -
       Operating liabilities acquired                                        5,272,627                    -

See accompanying notes to consolidated financial statements.

                              APPLE  SUITES, INC
            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 2001

(1)  General Information and Summary of Significant Accounting Policies
     ------------------------------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Apple Suites, Inc, (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the period ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K.

     The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

     Effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act), the Company acquired Apple Suites Management, Inc. and its subsidiaries (the "Lessee"). In 2000, the Company paid Mr. Glade M. Knight, the Company's President and Chairman, a deposit of $900,000 in exchange for all of the issued and outstanding stock of the Lessee. For financial reporting purposes, the Company recorded the $900,000 of cash plus the fair value of net liabilities of $470,090 in the Lessee as a management termination fee (total of $1,370,090) in 2001, as the Lessee's only business is its lease with the Company. Effective January 1, 2001, all intercompany transactions, including lease revenue and rental expenses, between the Company and the Lessee are eliminated in consolidation.

     The Company leases to the Lessee all of its hotels acquired to date. Each hotel is leased by the Company to the Lessee under a master hotel lease agreement ("Percentage Lease"). The Lessee now operates as a taxable REIT subsidiary under the same percentage lease agreements in place before the management termination transaction.

     Promus Hotels, Inc. ("Promus"), a wholly owned subsidiary of Hilton Hotels Corporation ("Hilton") manages the Company's hotels under the terms of a management agreement.

     The Company did not have any items of comprehensive income requiring separate reporting and disclosure for the periods presented.

     Financial Accounting Standards Board Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" (Statement 138) became effective January 1, 2001. The Company currently does not have any derivatives subject to this Statement.

     Significant Account Policies of Lessee
     --------------------------------------

     The Company has not changed the accounting policies of the Lessee as previously reported in the Lessee's financial statements included in the Company's December 31, 2000 Annual Report of Form 10K.

(2)  Investment in Hotels
     --------------------

     At March 31, 2001, the Company owned 13 hotels. Investment in hotels consisted of the following:



                                                 March 31,      December 31,
                                                    2001           2000
                                                 ------------   ------------
     Land                                        $ 18,349,021   $ 18,374,917
     Building                                     101,529,793    101,314,421
     Furniture and equipment                        8,500,090      8,373,509
                                                 ------------   ------------
                                                  128,378,904   $128,062,847
     Less accumulated depreciation                 (4,486,100)    (3,486,590)
                                                 ------------   ------------
                                                 $123,892,804   $124,576,257
                                                 ------------   ------------


(3)  Notes Payable
     -------------

     The Company placed a $50 million secured loan with a term of 10 years in September 2000. The $50 million loan bears a fixed interest rate of 9% per annum and is secured by 11 hotels. Prepayment penalties apply for early retirement. Repayment will be made in monthly principal and interest installments over the next 10 years. At March 31, 2001, the outstanding balance was $49,753,072.

     As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.

(4)  Shareholders' Equity
     --------------------

     The Company is raising equity capital through a "best-efforts" offering of shares by David Lerner Associates, Inc. (the "Managing Dealer"), which will receive selling commissions and a marketing expense allowance based on proceeds of the shares sold. The Company received gross proceeds of $28,298,153 and $4,935,083 from the sale of 2,829,815 and 493,509 shares, including shares sold through the reinvestment of distributions for the three month periods ended March 31, 2001 and 2000, respectively. The net proceeds of the offering, after deducting selling commissions and other offering costs for the three month periods ended March 31, 2001 and 2000 were $25,439,229 and $4,393,756, respectively.

(5)  Commitments and Related Parties
     -------------------------------

     Prior to January 1, 2001, the Lessee operated as a separate entity and the Company received rental income from the Lessee which incurred rent expense
     under the Percentage Leases.   Percentage rent is calculated by multiplying
     fixed percentages by the total revenues with reference to specified threshold amounts. Both the base rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on changes in the Consumer Price Index ("CPI").

     The Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2001 and 2000, $1,800,854 and $753,927, respectively, were held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, at March 31, 2001 and 2000, $104,937 and $696,869,
     respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

     There are license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements remain unchanged as a result of the Company's acquisition of the Lessee. These agreements have terms of 20 years and expire in 2019 and 2020. These agreements require, among other things, payment of monthly franchise fees equal to 4% of suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. Promus charges 4% of total revenue for management fees and 4% of suite revenue for advertising and promotion fees.

     The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate
     investments, subject to certain conditions.   No acquisitions were made in
     the first quarter of 2001 and 2000.

     The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the three months ended March 31, 2001 and 2000, ASA earned $63,896 and $22,533, respectively, under this agreement.

     ASRG and ASA are 100% owned by Glade M. Knight, Chairman and
     President of the Company.

(6)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:



                                                                                                 Three Months  Three Months
                                                                                                     Ended        Ended
                                                                                                    3/31/01      3/31/00
                                                                                                   ----------   ----------
Numerator:
 Net Income                                                                                        $  263,126    $  506,063
  Numerator for basic and
  Diluted earnings                                                                                 $  263,126    $  506,063
Denominator:
  Denominator for basic
  earnings per share-weighted-
  average shares                                                                                    9,446,674     3,607,458
Effect of dilutive securities:
  Stock options                                                                                         2,200         2,200
---------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions                                                                                       9,448,874     3,609,658
Basic and diluted earnings per
---------------------------------------------------------------------------------------------------------------------------
  common share                                                                                     $      .03    $     0.14
---------------------------------------------------------------------------------------------------------------------------

(7)  Acquisitions
     ------------

     The following unaudited pro forma information for the three months ended March 31, 2000 is presented as if the acquisition of the 2 hotels occurred on January 1, 2000. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2000, nor does it purport to represent the results of operations for future periods.

                                                           Three Months
                                                              Ended
                                                             3/31/00
                                                           -----------
Revenues                                                    $10,038,257

Net income                                                      835,494

Net income per share-basic and diluted                      $       .17

     The pro forma information reflects adjustments for actual revenues and expenses of the 2 hotels acquired in 2000 for the respective period in 2000 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2000; (4) common stock raised during 2000 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2000; and (5) the acquisition of the Lessee was effective January 1, 2000.

(8)  Income Taxes
     ------------

     The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during the period and as such has no income tax liability at March 31, 2001. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. At March 31, 2001, the taxable REIT subsidiary has $400,000 of net operating loss carryforwards which expire in 2020.

(9)  Subsequent Events
     -----------------

     In April, 2001 the Company distributed to its shareholders approximately $2,439,757 ($.26 per share) of which approximately $1,091,639 was reinvested in the purchase of additional shares. On April 17, 2001, the Company closed its "best offering" upon the closing of the sale to investors of 1,170,515 shares at $10 per share (including 109,164 common shares through distributions reinvestment) representing net proceeds to the Company of $10,534,633. The total gross proceeds raised were $125,000,000.

     On April 26, 2001, the Company acquired a hotel in Buckhead (a suburb of Atlanta), Georgia. The hotel was purchased for $12.8 million in cash. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other 13 Homewood Suites(R) hotels owned at March 31, 2001.

     On April 19, 2001, the Company deposited $115,000 with First Union National Bank which guarantees the Company a fixed interest rate at 8.15% on a $11.5 million mortgage loan with regard to one hotel until June 18, 2001.

               Management's Discussion And Analysis Of Financial
                      Condition And Results Of Operations

 This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the
 Securities Exchange Act of 1934, as amended.   Such statements involve known
 and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; competitors within the extended-stay hotel industry; the ability to repay or refinance debt as it becomes due; and the possibility that the acquisition of Apple Suites Management, Inc. will not have the effects anticipated by the Company . Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate.
 In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

 General
 -------

 The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

 Effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act), the Company acquired Apple Suites Management, Inc. and its subsidiaries (the "Lessee"). In 2000, the Company paid Mr. Glade M. Knight, the Company's President and Chairman, a deposit of $900,000 in exchange for all of the issued and outstanding stock of the Lessee. For financial reporting purposes, the Company recorded the $900,000 of cash plus the fair value of net liabilities of $470,090 in the Lessee as a management termination fee (total of $1,370,090) in 2001, as the Lessee's only business is its lease with the Company. Effective January 1, 2001, all intercompany transactions including lease revenue and rental expenses, between the Company and the Lessee are eliminated in consolidation.

 The Company has acquired 13 hotels with 1,453 suites from Promus Hotels, Inc. ("Promus"), a wholly-owned subsidiary of Hilton Hotels Corporation ("Hilton").

 We through our taxable REIT subsidiary hold the franchise and market reservation agreement for each of the hotels, which are operated as Homewood Suites(R) by Hilton. We through our taxable REIT subsidiary engage a third-party manager, Promus, to operate the hotels. The Company is externally advised and has contracted with Apple Suites Advisors, Inc. ("ASA") to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions. ASA, and ASRG are all owned by Mr. Glade Knight, the Company's Chairman. (See Note 5 to the unaudited consolidated financial statements of the Company for further information on related-party transactions).

 Results of Operations
 ---------------------

 As discussed earlier, the Company purchased Apple Suites Management, Inc. on January 1, 2001. The sole business of the Lessee was with the Company. Therefore, for purposes of a meaningful comparison, we have compared revenue and hotel operating expenses for the three months ended March 31, 2001 with those of the Lessee for the three months ended March 31, 2000.

 Revenues
 --------

 In 2001, operations of the hotels are included in the Company's consolidated operations. Prior to January 1, 2001, the operations of the hotels were included in the Lessee's operations. Total revenues consist primarily of suite revenue. During the three months ended March 31, 2001, the Company had suite and other revenues of $10,062,514 and $495,191, respectively. In 2000, the Lessee had suite and other revenues of $7,682,355 and $420,816, respectively. The increase is primarily due to a full quarter of operations in 2001 of the two 2000 hotel acquisitions (in Colorado and Pennsylvania). In 2000, the Company's lease revenue was derived from the Percentage Leases covering the hotels in operations with the Lessee. The lease revenue earned by the Company and the rent expense incurred by the Lessee are eliminated in consolidation in 2001.

 For the three months ended March 31, 2001 and 2000 average occupancy rate was 75% and 78%, average daily rate ("ADR") was $102 and $89, and revenue per available room ("REVPAR") was $77 and $69, respectively. The decrease in average occupancy is primarily due to the increases in daily rental rates to maximize revenues in 2001. The increases in ADR and REVPAR for the three months ended March 31, 2001 over the same period in 2000 are due to a combination of significant increases in daily rental rates and the full quarter effect of the 2000 hotel acquisition which had higher ADRs.

 The Company's interest income consists of $94,039 and $32,732 earned from the investments of its cash and cash reserves for the three months ended March 31, 2001 and 2000, respectively. In 2000, interest income was earned from the promissory notes with the Lessee for franchise and hotel supplies. The interest income to the Company and the interest expense to the Lessee relating to the franchise, hotel supplies and working capital notes are eliminated in consolidation in 2001.

 Comparable Hotel Results
 ------------------------

 The Company's comparable hotels consist of 11 Homewood Suites(R) by Hilton, containing 1,218 suites that the Company has owned since January 1, 2000. For the three months ended March 31, 2001, the hotels had a 8.7% increase in REVPAR and a 10.1% increase in ADR over the same period in 2000. Average occupancy for the first quarter of 2001 for these hotels decreased 1% from the first quarter of 2000. These fluctuations are due to the factors described above.

 Expenses
 --------

 Interest expense was $1,170,298 and $1,453,110 for the three months ended March 31, 2001 and 2000, respectively, and represented interest on short-term notes payable to Hilton at an interest rate of 8.5% and amortization of deferred financing costs in 2000 and 2001 and the $50 million secured debt in 2001.

 Depreciation expense increased to $999,510 in 2001 from $549,201 in 2000, and is directly attributable to a full quarter of depreciation of hotels acquired in 2000 and the capital improvements made during 2000 and 2001.

 Taxes, insurance, and other expenses were $383,292 or 4% of the Company's suite revenue for the three months ended March 31, 2001. These expenses were $691,575 or 9% of the Lessee's suite revenue for the same period in 2000. The decrease is due to the Company's efforts to reduce tax assessments. As a result, the expenses were lower than anticipated.

 General and administrative expenses were $316,406 or 3% of the Company's suite revenue in 2001. For the same period in 2000, these expenses were $254,736 or 3% of the Lessee's suite revenue. These expenses represent the administrative expenses of the Company.

 Hotel operating expenses totaled $6,124,022 for the three months ended March 31, 2001. For the three months ended March 31, 2000, hotel operating expenses, excluding rent expense and interest expense for the franchise, hotel supplies and working capital promissory notes, totaled $4,638,517. The increase is primarily due to a full quarter of operations in 2001 of the two 2000 acquisitions. The rent and interest expense are excluded from 2000 since the expenses are eliminated in consolidation in 2001.

 Promus manages the day-to-day operations of the hotels. Promus charges fees of 4% of total revenue for these functions. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites(R) by Hilton and to participate in its reservation system. Total expenses for these services were $1,238,694 and $937,354 for the three months ended March 31, 2001 and 2000, respectively. These expenses are included in the hotel operating expenses above.

 Liquidity and Capital Resources
 -------------------------------

 During the first quarter of 2001, the Company sold 2,829,815 shares of its common stock to its investors (including 84,365 common shares sold through distribution reinvestment), bringing the total number of shares outstanding to
 11,496,163.    The total gross proceeds from the shares sold were $28,298,153, which netted $25,439,229 to the Company after the payment of selling commissions and other offering costs.

 On April 17, 2001, the Company closed its "best offering" upon the closing of the sale to investors of 1,170,515 shares at $10 per share (including 109,164 common shares through distributions reinvestment) representing net proceeds to the Company of $10,534,633. The total gross proceeds raised were $125,000,000.

 Notes payable
 -------------

 The Company placed a $50 million secured loan with a term of 10 years in September 2000. The $50 million loan bears a fixed interest rate of 9% per annum and is secured by 11 of our hotels. Prepayment penalties apply for early retirement. Repayment will be made in monthly principal and interest installments over the next 10 years. At March 31, 2001, the outstanding balance was $49,753,072.

 As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.

 Cash and cash equivalents
 -------------------------
 Cash and cash equivalents totaled $21,039,709 at March 31, 2001.

 Capital requirements
 --------------------
 The Company has an ongoing capital commitment to fund its capital improvements. The Company through the Lessee is required under the management agreements with Promus to make available to the Lessee for the repair, replacement, or refurbishing of furniture, fixtures, and equipment an amount up to 5% of gross revenue provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition.

 At March 31, 2001, $1,800,854 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements $104,937 was held for Property Improvement Plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $316,057 in 2001. The Company has one hotel undergoing renovations at March 31, 2001. The Company plans to spend an additional $1.4 million in 2001.

 The Company expects to acquire additional hotels during 2001. However, no material commitments existed on May 1, 2001 for the purchase of additional hotels. The Company had monthly equity closings through April 2001, when the Company closed the offering. It is anticipated that the equity funds will be invested in additional hotels and used to make principal payments on the notes incurred in conjunction with the existing acquisitions.

 Capital resources are expected to grow with the future sale of the Company's common shares through the reinvestment of dividends. Approximately 41% of the 2001 common stock dividend distribution, or $759,289 was reinvested in additional common shares. In general, the Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 2001, given current and anticipated financing arrangements.

 Acquisition
 -----------
 On April 26, 2001, the Company acquired a hotel in Buckhead (a suburb of Atlanta), Georgia. The hotel was purchased for $12.8 million in cash. This hotel will be leased by the Lessee and managed by Promus in substantially the same manner as the other 13 Homewood Suites(R) hotels owned at March 31, 2001. This acquisition brought the total number of hotels to 14 and total suites owned to 1,545.

 Seasonality
 -----------
 The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at the Company's hotels may cause quarterly fluctuations in the Company's revenues, particularly during the fourth quarter. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

 Recent Accounting Pronouncements
 --------------------------------
 On January 1, 2001, Financial Accounting Standards Board Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities" became effective. The Company currently does not have any financial instruments subject to this statement.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

  There have been no material changes since December 31, 2000. See the information provided in the Company's Annual Report on Form 10-K under Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2001:

Common Shares Registered:
               1,666,666.67     Common Shares $  9 per Common Share                             $ 15,000,000
              28,500,000.00     Common Shares $10 per Common Share                              $285,000,000
              -------------                                                                     ------------

Totals:       30,166,666.67     Common Shares
              -------------

 Common Shares Sold:
               1,666,666.67     Common Shares   $ 9 per Common Share                            $ 15,000,000
                  9,829,496     Common Shares  $10 per Common Share                               98,294,852
              -------------

Totals:       11,496,162.67     Common Shares                                                   $113,294,852
              -------------

Expenses of Issuance and Distribution of Common Shares
    1.   Underwriting discounts and commissions                                                   11,329,485
    2.   Expenses of underwriter                                                                           -
    3.   Direct or indirect payments to directors or officers
         of the Company or their associates, to ten percent
         shareholders, or to affiliates of the Company                                                     -
    4.   Fees and expenses of third parties                                                        1,302,920
                                                                                                ------------
    Total Expenses of Issuance and Distribution of
         Common Shares                                                                            12,632,405

    Net Proceeds to the Company                                                                 $100,662,447

    1.   Purchase of real estate (including repayment of
         Indebtedness incurred to purchase real estate)                                         $ 64,129,134
    2.   Interest on indebtedness                                                                  9,027,058
    3.   Working capital                                                                          24,848,206
    4.   Fees to the following (all affiliates of officers of the Company):
         a.  Apple Suites Advisors, Inc.                                                             222,049
         b. Apple Suites Realty Group, Inc.                                                        2,436,000

    5.   Fees and expenses of third parties:                                                               -
         a.  Legal                                                                                         -
         b.  Accounting                                                                                    -

    6.   Other (specify ________________)                                                                  -
                                                                                                ------------
    Total of Application of Net Proceeds to the Company                                         $100,662,447


Part II, Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits - Exhibit 27- Financial Data Schedule

 (b) Reports on Form 8-K

     The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2001, the items reported and the financial statements included in such filings.

     None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)



DATE:        5-14-01                         BY: /s/ Glade M. Knight
     -----------------------                     ------------------------------
                                             Glade M. Knight
                                             President

                                      BY:    /s/ Stanley J. Olander
                                             -----------------------------------
                                             Stanley J. Olander
                                             Secretary and Treasurer