Form 10-Q
period 2001-06-30
APPLE SUITES INC
filed 2001-08-14
CIK 1084681

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ----

     At August 1, 2001, there were outstanding 12,666,678 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                    Page Number
                                                                    -----------

PART I.   FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

                 Consolidated Balance Sheets -As of                      3
                 June 30, 2001 and December 31, 2000

                 Consolidated Statement of Operations -                  4
                 Three months ended June 30, 2001 and
                 June 30, 2000
                 Six months ended June 30, 2001 and June 30, 2000

                 Consolidated Statement of Shareholders'                 5
                 Equity - Six months ended June 30, 2001

                 Consolidated Statement of Cash Flows -                  6
                 Six months ended June 30, 2001 and June 30, 2000

                 Notes to Consolidated Financial Statements              7

  Item 2.    Management's Discussion and Analysis                       12
             of Financial Condition and Results of
             Operations

  Item 3.    Quantitative and Qualitative Disclosures                   17
             about Market Risk

PART II.  OTHER INFORMATION:

  Item 1.    Legal Proceedings (not applicable).
  Item 2.    Changes in Securities and Use of Proceeds                  18
  Item 3.    Defaults Upon Senior Securities
             (not applicable).
  Item 4.    Submission of Matters to a Vote of
             Security Holders (not applicable).                         19
  Item 5.    Other Information (not applicable)
  Item 6.    Exhibits and Reports on Form 8-K                           20

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                         June 30,                December 31,
                                                                           2001                      2000
                                                                   ---------------------     ---------------------

ASSETS


Investment in hotel -net of accumulated depreciation of
                $5,633,285 and $3,486,590, respectively                   $ 171,373,615             $ 124,576,257
Cash and cash equivalents                                                    11,042,239                 2,653,058
Restricted cash                                                                  75,971                   263,686
Rent receivable from Apple Suites Management, Inc.                                    -                 1,872,832
Notes and other receivables  from Apple Suites Management, Inc.                       -                 1,774,684
Accounts receivable, net                                                      2,191,941                         -
Inventories                                                                     145,300                         -
Capital improvement reserve                                                   1,694,119                   504,413
Prepaid expenses                                                                412,626                   256,773
Deferred financing costs, net                                                 1,273,874                 1,265,107
Deferred franchise fees, net                                                    821,808                         -
Other assets                                                                    706,724                   907,038
                                                                   ---------------------     ---------------------

Total Assets                                                              $ 189,738,217             $ 134,073,848
                                                                   =====================     =====================


LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                      $ 76,814,214              $ 57,670,866
Interest payable                                                                 58,438                    19,988
Accounts payable                                                                132,264                   118,576
Accrued expenses                                                              2,424,884                 1,451,796
Due to third party manager                                                    1,301,320                         -
Account payable-affiliate                                                        78,127                         -
Distributions payable                                                                 -                 1,848,000
                                                                   ---------------------     ---------------------

Total Liabilities                                                            80,809,247                61,109,226

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 12,666,678 shares
   and 8,666,348, respectively                                              111,156,521                75,223,218
Class B convertible stock, no par value, authorized
   240,000 shares; issued and outstanding 240,000 shares                         24,000                    24,000
Distributions greater than net income                                        (2,251,551)               (2,282,596)
                                                                   ---------------------     ---------------------

Total Shareholders' Equity                                                  108,928,970                72,964,622
                                                                   ---------------------     ---------------------

Total Liabilities and Shareholders' Equity                                $ 189,738,217             $ 134,073,848
                                                                   =====================     =====================



See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENT  OF OPERATIONS (UNAUDITED)




                                                          Three Months Ended                          Six Months Ended
                                                   June 30,              June 30,              June 30,                June 30,
                                                     2001                  2000                  2001                   2000
                                               ------------------   -------------------    ------------------  -------------------
REVENUES:
           Suite revenue                            $ 10,857,055                     -          $ 20,919,569                    -
           Lease revenue                                       -           $ 3,836,053                     -          $ 7,242,731
           Other revenue                                 524,519                     -             1,019,711                    -
           Interest income                               214,401                98,682               308,440              146,689

EXPENSES:
           Operating expenses                          3,171,595                     -             6,255,114                    -
           Hotel administrative expenses                 850,247                     -             1,653,452                    -
           Advertising and promotion                     977,535                     -             1,946,376                    -
           Utilities                                     388,779                     -               843,675                    -
           Franchise fees                                430,182                     -               832,683                    -
           Management fees                               412,496                     -               823,556                    -
           Taxes, insurance and other                    502,482               712,866               885,774            1,404,441
           General and administrative                    191,101               255,500               507,507              510,236
           Depreciation  of real estate owned          1,147,185               670,045             2,146,695            1,219,246
           Interest                                    1,248,728             1,606,628             2,419,026            3,059,738
           Ground lease                                   25,000                     -                50,000                    -
           Management termination fees                    43,430                     -             1,413,520                    -
                                               ------------------   -------------------    ------------------   ------------------

                               Total expenses          9,388,760             3,245,039            19,777,378            6,193,661
                                               ------------------   -------------------    ------------------   ------------------

Net income                                           $ 2,207,215             $ 689,696           $ 2,470,342          $ 1,195,759
                                               ==================   ===================    ==================   ==================

Basic and diluted earnings per common share               $ 0.18                $ 0.16                $ 0.23               $ 0.31
                                               ==================   ===================    ==================   ==================

Distributions per common share                            $ 0.26                $ 0.25                $ 0.26                 0.25
                                               ==================   ===================    ==================   ==================



See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                          Common Stock           Class B Convertible Stock     Distributions
                                     -----------------------------------------------------        Greater           Total
                                        Number                       Number                        Than          Shareholders'
                                      of Shares        Amount      of Shares     Amount          Net Income         Equity
                                     -----------------------------------------------------------------------------------------

Balance at December 31, 2000          8,666,348    $ 75,223,218     240,000     $ 24,000        $(2,282,596)     $ 72,964,622

Net proceeds from the sale
  of common shares                    3,806,801      34,191,539           -            -                  -        34,191,539
Net income                                    -               -           -            -          2,470,342         2,470,342
Cash distributions declared
 to shareholders ($.26 per share)             -               -           -            -         (2,439,297)       (2,439,297)
Common stock issued through
 reinvestment of distributions          193,529       1,741,764           -            -                  -         1,741,764
                                     -----------------------------------------------------------------------------------------

Balance at June 30, 2001             12,666,678   $ 111,156,521     240,000     $ 24,000        $(2,251,551)    $ 108,928,970
                                     =========================================================================================

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                 June 30,      June 30,
                                                                                                   2001          2000
                                                                                               -----------   -----------
Cash flow from operating activities:
   Net income                                                                                   $2,470,342    $1,195,759
   Adjustments to reconcile net income to net cash
   provided by operating activities
   Depreciation of real estate owned                                                             2,146,695     1,219,246
   Amortization of deferred financing costs                                                         70,716             -
   Amortization of deferred franchise fees                                                          16,228             -
   Management termination fees (non-cash portion)                                                  470,090             -
   Changes in operating assets and liabilities (excludes amounts acquired from Apple Suites Management, Inc.)
       Prepaid expenses                                                                           (155,853)       76,044
       Rent and notes receivable from Apple Suites Management, Inc.                                      -      (830,930)
       Receivables                                                                              (1,070,569)            -
       Other assets                                                                                105,037       (11,769)
       Accounts payable                                                                           (137,316)      290,536
       Accounts payable-affiliates                                                                  78,127      (597,112)
       Due to third party manager                                                                  600,972             -
       Accrued expenses                                                                            199,329       317,168
       Interest payable                                                                             38,450       110,033
                                                                                               -----------   -----------

                              Net cash provided by (used in) operating activities                4,832,248     1,768,975

Cash flow from investing activities:

    Cash paid for acquisitions of hotels                                                       (31,099,671)   (8,712,253)
   Cash assumed in the acquisition of Apple Suites Management, Inc.                              2,793,106             -
   Net (increase) decrease in cash restricted for Property Improvement Plan
       and capital improvement reserve held with third party                                    (1,001,991)      580,030
   Capital improvements                                                                         (1,344,382)   (1,237,085)
   Payments received on notes receivable                                                                 -        32,732
                                                                                               -----------   -----------

                             Net cash provided by (used in) investing activities               (30,652,938)   (9,336,576)

Cash flow from financing activities:
   Repayment of secured notes payable                                                           (8,056,652)            -
   Proceeds from secured notes payable                                                          10,700,000
   Payment of financing costs                                                                      (79,483)   (1,245,000)
   Net proceeds from issuance of common stock                                                   35,933,303    13,294,035
   Cash distributions paid to shareholders                                                      (4,287,297)   (1,617,653)
                                                                                               -----------   -----------

                              Net cash provided by financing activities                         34,209,871    10,431,382

                              Increase  in cash and cash equivalents                             8,389,181     2,863,781

Cash and cash equivalents, beginning of period                                                   2,653,058       581,344
                                                                                               -----------   -----------
Cash and cash equivalents, end of period                                                       $11,042,239    $3,445,125
                                                                                               ===========   ===========


Supplemental Information:
Non-cash transactions:
   Apple Suites Management, Inc. acquisition
       Operating assets acquired                                                               $ 2,009,431             -
       Operating liabilities acquired                                                            5,272,627             -
   Notes payable-secured issued to seller in connection
       with hotel acqusitions                                                                   16,500,000    22,780,500



See accompanying notes to consolidated financial statements.

                                APPLE SUITES, INC

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2001

(1)    General Information and Summary of Significant Accounting Policies
       ------------------------------------------------------------------

       Basis of Presentation
       ---------------------

       The accompanying unaudited consolidated financial statements of Apple Suites, Inc, (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the period ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K.

       The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

       Effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act), the Company acquired Apple Suites Management, Inc. and its subsidiaries (the "Lessee"). In 2000, the Company paid Mr. Glade M. Knight, the Company's President and Chairman, a deposit of $900,000 in exchange for all of the issued and outstanding stock of the Lessee. For financial reporting purposes, the Company recorded the $900,000 of cash plus the fair value of net liabilities of $513,520 in the Lessee as a management termination fee (total of $1,413,520) in 2001, as the Lessee's only business is its lease with the Company. Effective January 1, 2001, all intercompany transactions, including lease revenue and rental expenses, between the Company and the Lessee are eliminated in consolidation.

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

(2)    Investment in Hotels
       --------------------

       At June 30, 2001, the Company owned 17 hotels. Investment in hotels consisted of the following:

                                             June 30,       December 31,
                                               2001             2000
                                               ----             ----

       Land                               $ 29,842,407      $18,374,917
       Building                            137,756,475      101,314,421
       Furniture and equipment               9,408,018        8,373,509
                                          ------------     ------------
                                          $177,006,900     $128,062,847
       Less accumulated depreciation       (5,633,285)      (3,486,590)
                                          -----------      ------------
                                          $171,373,615      124,576,257
                                          ------------     ------------

       Using proceeds from the sale of common shares and executing two short-term notes totaling $16,500,000, the Company acquired 4 hotels for an aggregate purchase price of $47,550,000 during 2001. These acquisitions brought the total number of hotels to 17 and total suites to 1,922. The hotels are located in Atlanta, Georgia; St. Louis, Missouri; Portland, Oregon; and Herndon, Virginia. These hotels will be leased by the Lessee and managed by Promus in substantially the same manner as the other 13 Homewood Suites(R) hotels owned at March 31, 2001.

(3)    Notes Payable
       -------------

       On June 1, 2001, the Company placed $10.7 million of secured debt. The loan bears interest at a fixed interest rate of 8.15% per annum with a maturity date of June 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At June 30, 2001, the outstanding balance was $10,689,020.

       In connection with the purchase of 2 hotels, notes were executed by the Company payable to the order of Hilton in the amount of $16,500,000. The notes are secured by our two hotels in Missouri and Oregon and bears a fixed interest rate of 8.5% per annum. Interest payments are due monthly. The notes mature December 28, 2001.

       As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.

(4)    Shareholders' Equity
       --------------------

       On April 17, 2001, the Company closed its "best-efforts" offering of shares. The Company received gross proceeds of $40,003,301 and $15,161,377 from the sale of 4,000,330 and 1,516,138 shares, respectively, including shares sold through the reinvestment of distributions for the six month periods ended June 30, 2001 and 2000, respectively. The total gross proceeds raised for the "best efforts" offering were $125,000,000. The net proceeds of the offering, after deducting selling commissions and other offering costs for the six month periods ended June 30, 2001 and 2000 were $35,933,303 and $13,294,035, respectively.

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

       The Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At June 30, 2001 and 2000, $1,694,119 and $653,149, respectively, were held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, at June 30, 2001 and 2000, $75,971 and $544,469, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

       There are license agreements with Promus to operate the hotels as Homewood Suites(R) by Hilton properties. These agreements remain unchanged as a result of the Company's acquisition of the Lessee. These agreements have terms of 20 years and expire in 2019 through 2021. These agreements require, among other things, payment of monthly franchise fees equal to 4% of suite revenue. License and franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the hotels which are established by Promus to maintain uniformity in the system for Homewood Suites(R) by Hilton. Such standards generally regulate the appearance of the hotel, quality and type of goods and services offered, signage, and protection of marks. Compliance with such standards may from time to time require significant expenditures for capital improvements which will be borne by the Company. In addition, the agreements provide that Promus will manage the daily operations of the hotels and provide advertising and promotion to include access to the reservation system for Homewood Suites(R) by Hilton. Promus charges 4% of suite revenue for advertising and promotion fees. For the hotels acquired prior to 2001, Promus charges 4% of total revenue for management fees. For the 4 hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue for 2 of the hotels. For the other 2 hotels, Promus charges 2% in the first year which increases to 3% in the second year and to 4% in the third year and thereafter.

       The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. For the six months ended June 30, 2001 and 2000, ASRG paid $696,000 and $607,480, respectively under this agreement.

       The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the six months ended June 30, 2001 and 2000, ASA earned $142,022 and $50,032, respectively, under this agreement.

       ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(6)    Earnings Per Share
       ------------------

       The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                       Three          Six          Three           Six
                                                       Months       Months        Months         Months
                                                       Ended         Ended         Ended          Ended
                                                      6/30/01       6/30/01       6/30/00        6/30/00
                                                      -------       -------       -------        -------

Numerator:
Net Income                                          $ 2,207,215   $2,470,342      $  689,696    $1,195,759
   Numerator for basic and
   Diluted earnings                                   2,207,215    2,470,342      $  689,696   $ 1,195,759
Denominator:
Denominator for basic
   earnings per share-weighted-average shares        12,276,506   10,861,590       4,225,582     3,916,520
Effect of dilutive securities:
Stock options                                             2,200        2,200           2,200         2,200
--------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings
   per share-adjusted weighted-
   average shares and assumed
   conversions                                       12,278,706   10,863,790       4,227,782     3,918,720
--------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per
  common share                                             $.18         $.23        $    .16       $   .31
--------------------------------------------------------------------------------------------------------------


(7)    Acquisitions
       ------------

       The following unaudited pro forma information for the six months ended June 30, 2001 and 2000 is presented as if the acquisition of the 5 hotels occurred on January 1, 2000. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2000, nor does it purport to represent the results of operations for future periods.

                                               Six            Six
                                              Months         Months
                                               Ended          Ended
                                              6/30/01        6/30/00
                                              -------        -------
Hotel revenues                              $26,346,328    $25,189,928

Net income                                    4,398,458      2,040,896

Net income per share-basic and diluted             $.32           $.27

       The pro forma information reflects adjustments for actual revenues and expenses of the 2 hotels acquired in 2000 and 3 hotels acquired 2001 for the respective period in 2000 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2000; (4) common stock raised during 2000 and 2001 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2000; and (5) the acquisition of the Lessee was effective January 1, 2000 and the management termination fees have been eliminated in 2001 since it will not have an on-going impact.

(8)    Income Taxes
       ------------

       The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during 2001 and as such has no income tax liability at June 30, 2001. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. At June 30, 2001, the taxable REIT subsidiary has $400,000 of net operating loss carryforwards which expire in 2020.

(9)   Subsequent Events
      -----------------

       The Company expects to close $7.5 million of secured debt on 1 hotel by the end of the month, however, no assurances can be given. The loan will bear interest at a fixed rate of 8.14% per annum with a maturity date of September 2011. Proceeds from the secured debt will be used to reduce the outstanding balance of the Hilton notes.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles; competitors within the extended-stay hotel industry; the ability to repay or refinance debt as it becomes due; and the possibility that the acquisition of Apple Suites Management, Inc. will not have the effects anticipated by the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

  General
  -------

  The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

  Effective January 1, 2001 (the effective date for the recently passed REIT Modernization Act), the Company acquired Apple Suites Management, Inc. and its subsidiaries (the "Lessee"). In 2000, the Company paid Mr. Glade M. Knight, the Company's President and Chairman, a deposit of $900,000 in exchange for all of the issued and outstanding stock of the Lessee. For financial reporting purposes, the Company recorded the $900,000 of cash plus the fair value of net liabilities of $513,520 in the Lessee as a management termination fee (total of $1,413,520) in 2001, as the Lessee's only business is its lease with the Company. Effective January 1, 2001, all intercompany transactions including lease revenue and rental expenses, between the Company and the Lessee are eliminated in consolidation.

  The Company has acquired 17 hotels with 1,922 suites which are managed by Promus Hotels, Inc. ("Promus"), a wholly-owned subsidiary of Hilton Hotels Corporation ("Hilton").

  We, through our taxable REIT subsidiary, hold the franchise and market reservation agreement for each of the hotels, which are operated as Homewood Suites(R) by Hilton. We, through our taxable REIT subsidiary, engage a third-party manager, Promus, to operate the hotels. The Company is externally advised and has contracted with Apple Suites Advisors, Inc. ("ASA") to manage its day- to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions. ASA, and ASRG are all owned by Mr. Glade Knight, the Company's Chairman. (See Note 5 to the unaudited consolidated financial statements of the Company for further information on related-party transactions).

  Results of Operations
  ---------------------

  As discussed earlier, the Company purchased Apple Suites Management, Inc. on January 1, 2001. The sole business of the Lessee was with the Company. Therefore, for purposes of a meaningful comparison, we have compared revenue and hotel operating expenses for the six and three months ended June 30, 2001 with those of the Lessee for the six and three months ended June 30, 2000.

  Revenues
  --------
  In 2001, operations of the hotels are included in the Company's consolidated operations. Prior to January 1, 2001, the operations of the hotels were included in the Lessee's operations. Total revenues consist primarily of suite revenue. During the six months ended June 30, 2001, the Company had suite and other revenues of $20,919,569 and $1,019,711, respectively. For the same period in 2000, the Lessee had suite and other revenues of $16,162,186 and $891,551, respectively. During the three months ended June 30, 2001, the Company had suite and other revenues of $10,857,055 and $524,519, respectively. The Lessee had suite and other revenues of $8,479,831 and $470,735, respectively, for the same period in 2000. The increases are primarily due to a full quarter of operations in 2001 of the two 2000 hotel acquisitions and the operations of the 4 hotels acquired in 2001 since their acquisition dates. In 2000, the Company's lease revenue was derived from the Percentage Leases covering the hotels in operations with the Lessee. The lease revenue earned by the Company and the rent expense incurred by the Lessee are eliminated in consolidation in 2001.

  For the six months ended June 30, 2001 and 2000 average occupancy rate was 76% and 78%, average daily rate ("ADR") was $101 and $91, and revenue per available room ("REVPAR") was $76 and $71, respectively. For the three months ended June 30, 2001 and 2000 average occupancy rate was 76% and 79%, ADR was $100 and $92, and REVPAR was $76 and $72, respectively. The decrease in average occupancy is primarily due to the increases in daily rental rates to maximize revenues in 2001. The increases in ADR and REVPAR are due to a combination of significant increases in daily rental rates, and the full two quarters effect of the 2000 hotel acquisitions and the 2001 hotel acquisitions since their acquisition dates which had higher ADRs.

  The Company's interest income consists of $308,440 and $101,161 earned from the investments of its cash and cash reserves for the six months ended June 30, 2001 and 2000, respectively. The Company's interest income consists of $214,401 and $68,429 for the three months ended June 30, 2001 and 2000, respectively. The increases are due to the investment of the offering proceeds pending acquisition closings in 2001. In 2000, interest income of $45,528 and $30,253 for the six and three months ended June 30, 2000, respectively, was earned from the promissory notes with the Lessee for franchise and hotel supplies. The interest income to the Company and the interest expense to the Lessee relating to the franchise, hotel supplies and working capital notes are eliminated in consolidation in 2001.

  Comparable Hotel Results
  ------------------------
  The Company's comparable hotels consist of 11 Homewood Suites(R) by Hilton, containing 1,218 suites that the Company has owned since January 1, 2000. For the six months ended June 30, 2001, the hotels had a 5% increase in REVPAR and a 7% increase in ADR over the same period in 2000. Average occupancy for the first two quarters of 2001 for these hotels decreased 1% from the first two quarters of 2000. For the three months ended June 30, 2001, the hotels had a 2% increase in REVPAR and a 5% increase in ADR over the same period in 2000. Average occupancy for the second quarter of 2001 for these hotels decreased 2% from the second quarter of 2000.These fluctuations are due to the factors described above.

  Expenses
  --------

  Interest expense was $2,419,026 and $3,059,738 for the six months ended June 30, 2001 and 2000, respectively. For the second quarter of 2001 and 2000, interest expense was $1,248,728 and $1,606,628, respectively. Interest in 2000 related to short-term notes payable to Hilton at an interest rate of 8.5% and amortization of deferred financing costs. Interest in 2001 represented interest on short-term notes with Hilton, $60.7 million in secured debt (see Notes Payable below), and amortization of deferred financing cost. Interest expense has decreased due to a lower outstanding debt balance and decreasing interest rates in 2001 compared to 2000.

  Depreciation expense for the first six months increased to $2,146,695 in 2001 from $1,219,246 in 2000. For the second quarter of 2001 and 2000 depreciation expense was $1,147,185 and $670,045, respectively. The increase is directly attributable to the acquisition of hotels in 2000 and 2001 and the capital improvements made during 2000 and 2001.

  Taxes, insurance, and other expenses for the first six months were $885,774 or 4% of the Company's suite revenue in 2001 and $1,404,441 or 9% of the Lessee's suite revenue in 2000. For the second quarter of 2001 these expenses were $502,482 or 5% of the Company's suite revenue. These expenses were $712,866 or 8% of the Lessee's suite revenue for the same period in 2000. The decrease is due to the Company's efforts to reduce tax assessments. As a result, the expenses were lower than anticipated.

  General and administrative expenses for the first six months were $507,507 or 2% of the Company's suite revenue in 2001 and $510,236 or 3% of the Lessee's suite revenue in 2000. For the second quarter of 2001, these expenses were $191,101 or 2% of the Company's suite revenue. For the same period in 2000 these expenses were $255,500 or 3% of the Lessee's suite revenue. These expenses represent the administrative expenses of the Company as distinquished from the hotel operations.

  Hotel operating expenses totaled $12,354,856 and $6,230,834 for the six and three months ended June 30, 2001, respectively. For the six and three months ended June 30, 2000, hotel operating expenses incurred by the Lessee, excluding rent expense and interest expense for the franchise, hotel supplies and working capital promissory notes, totaled $9,781,848 and $5,143,331, respectively. The increases are primarily due to a full two quarters of operations in 2001 of the two 2000 hotel acquisitions and the 4 hotels acquired in 2001 since their acquisition dates. The rent and interest expense are excluded from 2000 since the expenses are eliminated in consolidation in 2001.

  Promus manages the day-to-day operations of the hotels. Promus charges fees of 4% of total revenue for these functions for the hotels acquired prior to 2001. For the 4 hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue for 2 of the hotels. For the other 2 hotels, Promus charges 2% in the first year which increases to 3% in the second year and to 4% in the third year and thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites(R) by Hilton and to participate in its reservation system. Total expenses for these services were $2,488,922 and $1,970,316 for the six months ended June 30, 2001 and 2000, respectively. For the second quarter of 2001 and 2000 these expenses were $1,272,860 and $1,032,962. These expenses are included in the hotel operating expenses above.

  Liquidity and Capital Resources
  -------------------------------

  On April 17, 2001, the Company closed its "best-efforts" offering of shares. The Company received gross proceeds of $40,003,301 and $15,161,377 from the sale of 4,000,330 and 1,516,138 shares, including shares sold through the reinvestment of distributions for the six month periods ended June 30, 2001 and 2000, respectively. The total gross proceeds raised for the "best efforts" offering were $125,000,000. The net proceeds of the offering, after deducting selling commissions and other offering costs for the six month periods ended June 30, 2001 and 2000 were $35,933,303 and $13,294,035, respectively.

  Notes payable
  -------------
  On June 1, 2001, the Company placed $10.7 million of secured debt. The loan bears interest at a fixed interest rate of 8.15% per annum with a maturity date of June 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At June 30, 2001, the outstanding balance was $10,689,020.

  In connection with the purchase of 2 hotels, notes were executed by the Company payable to the order of Hilton in the amount of $16,500,000. The notes are secured by our two hotels in Missouri and Oregon and bears a fixed interest rate of 8.5% per annum. Interest payments are due monthly. The notes mature December 2001. The Company plans to pay the principal amounts of the notes by obtaining secured financings on the hotels. The Company is currently holding discussions with lenders to obtain financing.

  As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.

  Cash and cash equivalents
  -------------------------
  Cash and cash equivalents totaled $11,042,239 at June 30, 2001.

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

  At June 30, 2001, $1,694,119 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements $75,971 was held for Property Improvement Plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $1,344,382 for the first six months of 2001. The Company has one hotel undergoing renovations at June 30, 2001. The Company plans to spend approximately $1 million in 2001.

  It is anticipated that the equity funds will be used to make principal payments on the notes incurred in conjunction with the 2001 acquisitions. The Company will seek to obtain additional financing to meet its objectives.

  Approximately 41% of the 2001 common stock dividend distribution, or $1,741,764, was reinvested in additional common shares. In general, the Company's liquidity and capital resources are believed to be more than adequate to meet its cash requirements during 2001, given current and anticipated financing arrangements.

  Acquisitions
  ------------
  Using proceeds from the sale of common shares and executing two short-term notes totaling $16,500,000, the Company acquired 4 hotels for an aggregate purchase price of $47,550,000 during 2001. These acquisitions brought the total number of hotels to 17 and total suites to 1,922. The hotels are located in Atlanta, Georgia; St. Louis, Missouri; Portland, Oregon; and Herndon, Virginia. These hotels will be leased by the Lessee and managed by Promus in substantially the same manner as the other 13 Homewood Suites(R) hotels owned at March 31, 2001.

  Inflation
  ---------
  Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operator's ability to raise room rates.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

   In connection with the acquisition of 2 hotels, the Company incurred $16,500,000 of short-term borrowings at a fixed interest rate of 8.15%.

   In addition, the Company secured 1 hotel with $10.7 million of secured debt with a fixed interest rate of 8.15%.

   Since these borrowings are at a fixed rate of interest, changes in market rate will not have a direct impact on the Company's results of operations.

   There have been no other material changes since December 31, 2000. See the information provided in the Company's Annual Report on Form 10-K under Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2001:




Common Shares Registered:

                            1,666,666.67  Common Shares     $9 per Common Share                  $ 15,000,000
                           28,500,000.00  Common Shares     $10 per Common Share                 $285,000,000
                           -------------                                                         ------------
                                                                                                 $300,000,000

Totals:                    30,166,666.67  Common Shares
                           -------------

Common Shares Sold:
                            1,666,666.67  Common Shares     $9 per Common Share                  $ 15,000,000
                           11,000,011.00  Common Shares     $10 per Common Share                  110,000,000
                           -------------                                                         ------------

Totals:                    12,666,677.67  Common Shares                                          $125,000,000
                           -------------

Expenses of  Issuance  and  Distribution of Common
Shares                                                                                             12,500,000

         1.  Underwriting discounts and commissions                                                        --
         2.  Expenses of underwriter
         3.  Direct or indirect payments to directors or officers
             of the Company or their associates, to ten percent
             shareholders, or to affiliates of the Company                                                 --


         4.  Fees and expenses of third parties                                                            --
                                                                                                    1,343,479
                                                                                                 ------------

         Total Expenses of Issuance and
         Distribution of Common Shares                                                             13,843,479


         Net Proceeds to the Company                                                             $111,156,521

         1.   Purchase of real estate (including repayment of
              Indebtedness incurred to purchase real estate)                                     $ 92,535,786

         2.   Interest on indebtedness                                                             10,275,786
         3.   Working capital                                                                       4,912,774
         4.   Fees to the following (all affiliates of officers of the Company):
              a.  Apple Suites Advisors, Inc.                                                         300,175
              b.  Apple Suites Realty Group, Inc.                                                   3,132,000

         5.   Fees and expenses of third parties:                                                          --
              a.  Legal                                                                                    --
              b.  Accounting                                                                               --

         6.   Other (specify ________________)
                                                                                                           --
                                                                                                 ------------
         Total of Application of Net Proceeds to the Company                                     $111,156,521


Item 4.  Submission of Matters to a Vote of Security Holders.


On May 16, 2001, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company's Board of Directors. The two nominees to the Company's Board of Directors were Bruce H. Matson and Robert M. Wiley. Each nominee was a current director of the Company and was nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and both nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 10,255,481. The voting results are summarized below:

                  Votes For:        10,249,596       Votes Withheld:   5,885
                                    ----------                         -----

Part II, Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits -- None

   (b) Reports on Form 8-K

        The following table lists the reports on Form 8-K filed by the Company during the quarter ended June 30, 2001, the items reported and the financial statements included in such filings.

         Type and Date
         of Reports                  Items Reported  Financials Statements Filed

         Form 8-K dated              2,7(c)          None
         April 26, 2001 and filed
         June 18, 2001

         Form 8-K/A dated            2,7(c)          None
         June 18, 2001 and filed
         June 28, 2001

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)


DATE:   8-14-01                BY: /s/ Glade M. Knight
      ----------                  -------------------------------------
                               Glade M. Knight
                               President

                               BY:/s/ Stanley J. Olander
                                  -------------------------------------
                               Stanley J. Olander
                               Secretary and Treasurer