Form 10-Q
period 2001-09-30
APPLE SUITES INC
filed 2001-11-14
CIK 1084681

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 000-30491

                              APPLE SUITES, INC.
            (Exact name of registrant as specified in its charter)


             VIRGINIA                                 54-1933472
    (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                Identification No.)


         10 SOUTH THIRD STREET
          RICHMOND, VIRGINIA                             23219
  (Address of principal executive offices)             (Zip Code)

                                 (804) 344-8121
             (Registrant's telephone number, including area code)

                                 306 E. MAIN STREET
                                 RICHMOND, VIRGINIA
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

At November 1, 2001, there were outstanding 12,666,678 shares of common stock, no par value, of the registrant.

                              APPLE SUITES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                        Page Number
                                                                        -----------
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - As of                           3
               September 30, 2001 and December 31, 2000

               Consolidated Statement of Operations -                        4
               Three months ended September 30, 2001 and
               September 30, 2000
               Nine months ended September 30, 2001 and September 30, 2000

               Consolidated Statement of Shareholders'                       5
               Equity - Nine months ended September 30, 2001

               Consolidated Statement of Cash Flows -                        6
               Nine months ended September 30, 2001 and September 30, 2000

               Notes to Consolidated Financial Statements                    7

    Item 2.  Management's Discussion and Analysis                           12
             of Financial Condition and Results of
             Operations

    Item 3.  Quantitative and Qualitative Disclosures                       18
             about Market Risk

PART II.     OTHER INFORMATION:

    Item 1.    Legal Proceedings (not applicable).
    Item 2.    Changes in Securities and Use of Proceeds                    19
    Item 3.    Defaults Upon Senior Securities
               (not applicable).
    Item 4.    Submission of Matters to a Vote of
               Security Holders (not applicable).
    Item 5.    Other Information (not applicable)
    Item 6.    Exhibits and Reports on Form 8-K                             20

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                 September 30,        December 31,
                                                                                                      2001                2000
                                                                                                 -------------        ------------
ASSETS


Investment in hotels -net of accumulated depreciation of
           $6,930,126 and $3,486,590, respectively                                               $ 171,154,981        $ 124,576,257
Cash and cash equivalents                                                                            6,028,132            2,653,058
Restricted cash                                                                                         41,653              263,686
Rent receivable from Apple Suites Management, Inc.                                                          --            1,872,832
Notes and other receivables from Apple Suites Management, Inc.                                              --            1,774,684
Accounts receivable, net                                                                             1,699,616                   --
Inventories                                                                                            145,300                   --
Capital improvement reserve                                                                          1,072,994              504,413
Prepaid expenses                                                                                       568,659              256,773
Deferred financing costs, net                                                                        1,281,688            1,265,107
Deferred franchise fees                                                                                807,332                   --
Other assets                                                                                           958,874              907,038
                                                                                                 -------------        -------------
Total Assets                                                                                     $ 183,759,229        $ 134,073,848
                                                                                                 =============        =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                            $  73,536,555        $  57,670,866
Interest payable                                                                                        34,833               19,988
Accounts payable                                                                                        99,273              118,576
Accrued expenses                                                                                     2,422,934            1,451,796
Due to third party manager                                                                             418,548                   --
Account payable-affiliate                                                                               78,126                   --
Distributions payable                                                                                       --            1,848,000
                                                                                                 -------------        -------------
Total Liabilities                                                                                   76,590,269           61,109,226

Shareholders' equity
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 12,666,678 shares and 8,666,348, respectively                    111,124,085           75,223,218
Class B convertible stock, no par value, authorized 240,000 shares;
   issued and outstanding 240,000 shares                                                                24,000               24,000
Distributions greater than net income                                                               (3,979,125)          (2,282,596)
                                                                                                 -------------        -------------
Total Shareholders' Equity                                                                         107,168,960           72,964,622
                                                                                                 -------------        -------------
Total Liabilities and Shareholders' Equity                                                       $ 183,759,229        $ 134,073,848
                                                                                                 =============        =============


See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        Three Months Ended            Nine Months Ended

                                                                   September 30,  September 30,    September 30, September 30,
                                                                        2001          2000             2001          2000
                                                                    -----------   -----------      -----------   -----------
REVENUES:
    Suite revenue                                                   $12,147,379   $        --      $33,066,948   $        --
    Lease revenue                                                            --     4,587,021               --    11,829,752
    Other revenue                                                       591,509            --        1,611,219            --
    Interest income                                                      32,955        75,815          341,395       222,504

EXPENSES:
    Operating expenses                                                3,949,478            --       10,204,592            --
    Hotel administrative expenses                                       945,152            --        2,598,604            --
    Advertising and promotion                                         1,193,716            --        3,140,092            --
    Utilities                                                           608,250            --        1,451,925            --
    Franchise fees                                                      485,895            --        1,318,578            --
    Management fees                                                     334,296            --        1,157,852            --
    Taxes, insurance and other                                          605,131       408,385        1,490,905     1,610,940
    General and administrative                                          180,532       131,241          688,039       843,363
    Depreciation of real estate owned                                 1,296,841       800,496        3,443,536     2,019,742
    Interest                                                          1,704,559     1,963,591        4,123,584     5,023,329
    Ground lease                                                         25,000            --           75,000            --
    Management termination fees                                              --            --        1,413,520            --
                                                                    -----------   -----------      -----------   -----------

              Total expenses                                         11,328,850     3,303,713       31,106,227     9,497,374
                                                                    -----------   -----------      -----------   -----------

Net income                                                          $ 1,442,993   $ 1,359,123      $ 3,913,335   $ 2,554,882
                                                                    ===========   ===========      ===========   ===========

Basic and diluted earnings per common share                         $      0.11   $      0.25      $      0.34   $      0.58
                                                                    ===========   ===========      ===========   ===========

Distributions per common share                                      $      0.26   $      0.26      $      0.77   $      0.76
                                                                    ===========   ===========      ===========   ===========

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                     Common Stock        Class B Convertible Stock  Distributions
                                               ---------------------------------------------------     Greater          Total
                                                 Number                      Number                     Than        Shareholders'
                                               of Shares       Amount      of Shares    Amount        Net Income        Equity
                                               -----------------------------------------------------------------------------------
Balance at December 31, 2000                   8,666,348   $  75,223,218    240,000   $   24,000    $  (2,282,596)   $  72,964,622


Net proceeds from the sale of common shares    3,806,801      34,159,103         --           --               --       34,159,103
Net income                                            --              --         --           --        3,913,335        3,913,335
Cash distributions declared to
 common shareholders ($.77 per share)                 --              --         --           --       (5,609,864)      (5,609,864)
Common stock issued through reinvestment
 of distributions                                193,529       1,741,764         --           --               --        1,741,764
                                               -----------------------------------------------------------------------------------

Balance at September 30, 2001                 12,666,678   $ 111,124,085    240,000   $    24,000   $  (3,979,125)   $ 107,168,960
                                              ====================================================================================

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                          Nine Months Ended
                                                                                                  September 30,       September 30,
                                                                                                      2001                 2000
                                                                                                  -------------       -------------
Cash flow from operating activities:
   Net income                                                                                     $   3,913,335       $   2,554,882
   Adjustments to reconcile net income to net cash
    provided by operating activities
   Depreciation of real estate owned                                                                  3,443,536           2,019,742
   Amortization of deferred financing costs                                                             108,024              90,983
   Amortization of deferred franchise fees                                                               25,704                  --
   Management termination fees (non-cash portion)                                                       470,090                  --
   Changes in operating assets and liabilities (excludes amounts acquired from Apple Suites Management, Inc.)
       Prepaid expenses                                                                                (311,886)             15,082
       Rent and notes receivable from Apple Suites Management, Inc.                                          --          (1,326,259)
       Receivables                                                                                     (578,244)                 --
       Other assets                                                                                    (142,114)            215,499
       Accounts payable                                                                                (170,307)            189,906
       Accounts payable-affiliates                                                                       78,126            (607,660)
       Due to third party manager                                                                      (281,800)                 --
       Accrued expenses                                                                                 197,380             169,996
       Interest payable                                                                                  14,845            (243,598)
                                                                                                  -------------       -------------
                                        Net cash provided by operating activities                     6,766,689           3,078,573

Cash flow from investing activities:
   Cash paid for acquisitions of hotels                                                             (31,099,671)         (8,741,849)
   Cash assumed in the acquisition of Apple Suites Management, Inc.                                   2,793,106                  --
   Net decrease in cash restricted for Property Improvement Plan
       and capital improvement reserve held with third party                                           (346,548)           (724,300)
   Capital improvements                                                                              (2,422,589)                 --
   Payments received on notes receivable                                                                     --              64,845
                                                                                                  -------------       -------------
                                        Net cash used in investing activities                       (31,075,702)         (9,401,304)

Cash flow from financing activities:
   Repayment of secured notes payable                                                               (18,834,311)        (75,069,500)
   Proceeds from secured notes payable                                                               18,200,000          60,000,000
   Payment of financing costs                                                                          (124,605)         (1,319,320)
   Net proceeds from issuance of common stock                                                        35,900,867          27,148,596
   Cash distributions paid to shareholders                                                           (7,457,864)         (2,704,293)
                                                                                                  -------------       -------------
                                        Net cash provided by financing activities                    27,684,087           8,055,483

                                        Increase  in cash and cash equivalents                        3,375,074           1,732,752

Cash and cash equivalents, beginning of period                                                        2,653,058             581,344
                                                                                                  -------------       -------------
Cash and cash equivalents, end of period                                                          $   6,028,132       $   2,314,096
                                                                                                  =============       =============
Supplemental Information:
Non-cash transactions:
   Apple Suites Management, Inc. acquisition
       Operating assets acquired                                                                  $   2,009,431                  --
       Operating liabilities acquired                                                                 5,272,627                  --
   Notes payable-secured issued to seller in connection
       with hotel acqusitions                                                                        16,500,000          22,780,500

See accompanying notes to consolidated financial statements.

                               APPLE SUITES, INC
             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2001


(1)  General Information and Summary of Significant Accounting Policies
     ------------------------------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of Apple Suites, Inc., (the "Company") have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the period ended December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-K.

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

     In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

(2)  Investment in Hotels
     --------------------

     At September 30, 2001, the Company owned 17 hotels. Investment in hotels consisted of the following :

                                             September 30,         December 31,
                                                2001                  2000
                                             ------------          ------------

   Land                                      $ 29,896,619          $ 18,374,917
   Building                                   138,461,020           101,314,421
   Furniture and equipment                      9,727,468             8,373,509
                                             ------------          ------------
                                             $178,085,107          $128,062,847
   Less accumulated depreciation               (6,930,126)           (3,486,590)
                                             ------------          ------------
                                             $171,154,981           124,576,257
                                             ------------          ------------

     Using proceeds from the sale of common shares and executing two short-term notes totaling $16,500,000, the Company acquired 4 hotels for an aggregate purchase price of $47,550,000 during 2001. These acquisitions brought the total number of hotels to 17 and total suites to 1,922. The hotels acquired in 2001 are located in Atlanta, Georgia; St. Louis, Missouri; Portland, Oregon; and Herndon, Virginia. All of the Company's hotels are leased by the Lessee and managed by Promus.


(3)  Notes Payable
     -------------

     On August 15, 2001, the Company placed $7.5 million of secured debt. The loan bears interest at a fixed interest rate of 8.14% per annum with a maturity date of September 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At September 30, 2001, the outstanding balance was $7,492,292. A portion of the proceeds were used to reduce the outstanding balance of the Hilton notes.

     On June 1, 2001, the Company placed $10.7 million of secured debt. The loan bears interest at a fixed interest rate of 8.15% per annum with a maturity date of June 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At September 30, 2001, the outstanding balance was $10,660,520.

     In connection with the purchase of the hotels in Missouri and Oregon, notes were executed by the Company payable to the order of Hilton in the amount of $16,500,000. The notes are secured by these 2 hotels and bear a fixed interest rate of 8.5% per annum. In August and September 2001, the Company repaid the $8.625 million note on the Missouri hotel and paid $2 million towards the principal on the Oregon hotel. At September 30, 2001, the remaining note totaled $5.875 million. Interest payments are due monthly. The note matures on December 28, 2001.

     As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.


(4)  Shareholders' Equity
     --------------------

     On April 17, 2001, the Company closed its "best-efforts" offering of shares. The total gross proceeds raised for the "best efforts" offering were $125,000,000. The number of shares sold during the nine month periods ended September 30, 2001 and 2000 was 4,000,330 and 3,061,471 shares, respectively, including shares sold through the reinvestment of distributions. The Company received gross proceeds of $40,003,301 and $30,614,698 from the sale of these shares. The net proceeds of the offering, after deducting selling commissions and other offering costs for the nine month periods ended September 30, 2001 and 2000 were $35,900,867 and $27,148,596, respectively.

(5)  Commitments and Related Parties
     -------------------------------

     The Company is obligated to pay the costs of real estate and personal property taxes, property insurance, maintenance of underground utilities and structural elements of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2001 and 2000, $1,072,994 and $388,467, respectively, were held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, at September 30, 2001 and 2000, $41,653 and $294,873, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

     The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. For the nine months ended September 30, 2001 and 2000, ASRG was paid $951,000 and $607,480, respectively under this agreement.

     The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the nine months ended September 30, 2001 and 2000, ASA had earned $220,148 and $86,122, respectively, under this agreement.

     ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(6)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

                                                           Three       Three        Nine         Nine
                                                          Months       Months      Months       Months
                                                           Ended       Ended        Ended       Ended
                                                          9/30/01     9/30/00      9/30/01     9/30/00
                                                        -----------  ----------  -----------  ----------
Numerator:
Net income and numerator for basic and diluted
  earnings                                              $ 1,442,993  $1,359,123  $ 3,913,335  $2,554,882
Denominator:
Denominator for basic
 earnings per share-weighted-average shares              12,666,678   5,426,002   11,463,285   4,419,681
Effect of dilutive securities:
Stock options                                                 2,200       2,200        2,200       2,200
----------------------------------------------------------------------------------------------------------
Denominator for diluted earnings
 per share-adjusted weighted-
 average shares and assumed
 conversions                                             12,668,878   5,428,202   11,465,485   4,421,881
----------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share             $       .11  $      .25  $       .34  $      .58
--------------------------------------------------------------------------------------------------------


(7) Acquisitions
    ------------

     The following unaudited pro forma information for the nine months ended September 30, 2001 and 2000 is presented as if the acquisition of 5 of the 6 hotels occurred on January 1, 2000. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2000, nor does it purport to represent the results of operations for future periods.

                                                   Nine            Nine
                                                  Months          Months
                                                  Ended            Ended
                                                 9/30/01          9/30/00
                                               -----------      -----------

Total revenues                                 $38,681,226      $37,789,822

Net income                                       5,300,470        5,292,903

Net income per share-basic and diluted         $       .42      $       .44

     The pro forma information reflects adjustments for actual revenues and expenses of the 2 hotels acquired in 2000 and 3 of the 4 hotels acquired in 2001 for the respective period in 2000 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2000;
     (4) common stock raised during 2000 and 2001 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2000; and (5) the acquisition of the Lessee was effective January 1, 2000 and the management termination fees have been eliminated in 2001 since it will not have an on-going impact.

(8)  Income Taxes
     ------------

     The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during 2001 and as such has no income tax liability at September 30, 2001. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain.

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

The Company, through its taxable REIT subsidiary, holds the franchise and market reservation agreement for each of the hotels, which are operated as Homewood Suites(R) by Hilton. The Company, through its taxable REIT subsidiary, engages a third-party manager, Promus, to operate the hotels. The Company is externally advised and has contracted with Apple Suites Advisors, Inc. ("ASA") to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions. ASA and ASRG are all owned by Mr. Glade Knight, the Company's Chairman.

(See Note 5 to the unaudited consolidated financial statements of the Company for further information on related-party transactions).

Recent Events
-------------

As a result of the September 11, 2001 terrorist attacks in the United States, occupancy levels declined significantly during the month of September. We do not anticipate that this performance will be indicative of the remaining year, assuming terrorist activities of a similar scope do not recur, and subject to that assumption, we anticipate a gradual return to normal business levels. As such, we do not anticipate a dividend reduction at this time. Hotel occupancy for the month of October returned to 71%, up from the September occupancy rate of 59%. Revenue per available room ("REVPAR") increased from $57 in September to $68 in October.

Results of Operations
---------------------

As discussed earlier, the Company purchased Apple Suites Management, Inc. on January 1, 2001. The sole business of the Lessee was with the Company. Therefore, for purposes of a meaningful comparison, we have compared revenue and hotel operating expenses for the nine and three months ended September 30, 2001 with those of the Lessee for the nine and three months ended September 30, 2000.

Revenues
--------
In 2001, operations of the hotels are included in the Company's consolidated operations. Prior to January 1, 2001, the operations of the hotels were included in the Lessee's operations. Total revenues consist primarily of suite revenue. During the nine months ended September 30, 2001, the Company had suite and other revenues of $33,066,948 and $1,611,219, respectively. For the same period in 2000, the Lessee had suite and other revenues of $26,274,917 and $1,431,358, respectively. During the three months ended September 30, 2001, the Company had suite and other revenues of $12,147,379 and $591,509, respectively. The Lessee had suite and other revenues of $10,112,731 and $539,807, respectively, for the same period in 2000. The increases are primarily attributed to the operations of the 4 hotels acquired in 2001 since their acquisition dates. In 2000, the Company's lease revenue was derived from the Percentage Leases covering the hotels in operations with the Lessee. The lease revenue earned by the Company and the rent expense incurred by the Lessee are eliminated in consolidation in 2001.

For the nine months ended September 30, 2001 and 2000, the average occupancy rate was 73% and 78%, the average daily rate ("ADR") was $101 and $93, and revenue per available room ("REVPAR") was $73 and $73, respectively. For the three months ended September 30, 2001 and 2000 average occupancy rate was 69% and 78%, ADR was $100 and $96, and REVPAR was $69 and $75, respectively. The decrease in average occupancy is primarily due to the continued overall weakness in the economy and the impact of the terrorist attacks noted above. The increase in ADR is due to the full three quarters effect of the 2000 hotel acquisitions and the 2001 hotel acquisitions since their acquisition dates which had higher ADRs.

The Company's interest income consists of $341,395 and $136,862 earned from the investments of its cash and cash reserves for the nine months ended September 30, 2001 and 2000, respectively. The Company's interest income consists of $32,955 and $35,701 for the three months ended September 30, 2001 and 2000, respectively. The year-to-date increase is due to the investment of the offering proceeds pending acquisition closings in 2001, which was mitigated in part by declines in average interest rates during 2001. In 2000, interest income of $85,642 and $40,114 for the nine and three months ended September 30, 2000, respectively, was earned from the promissory notes with the Lessee for franchise and hotel supplies. The interest income to the Company and the interest expense to the Lessee relating to the franchise, hotel supplies and working capital notes are eliminated in consolidation in 2001.

Comparable Hotel Results
------------------------
The Company's comparable hotels consist of 11 Homewood Suites(R) by Hilton, containing 1,218 suites that the Company has owned since January 1, 2000. For the nine months ended September 30, 2001, the hotels had a 1.2% increase in REVPAR and a 6.8% increase in ADR over the same period in 2000. Average occupancy for the first nine months of 2001 for these hotels decreased 4.1% from the first nine months of 2000. For the three months ended September 30, 2001, the hotels had a 8.5% decrease in REVPAR and a 4.4% increase in ADR over the same period in 2000. Average occupancy for the third quarter of 2001 for these hotels decreased 9.7% from the third quarter of 2000. These fluctuations are due to the factors described above.

Expenses
--------
Interest expense was $4,123,584 and $5,023,329 for the nine months ended September 30, 2001 and 2000, respectively. For the third quarter of 2001 and 2000, interest expense was $1,704,559 and $1,963,591, respectively. Interest in 2000 related to short-term notes payable to Hilton at an interest rate of 8.5% and amortization of deferred financing costs. Interest in 2001 represented interest on short-term notes with Hilton, $67.7 million in long-term secured debt (see Notes Payable below), and amortization of deferred financing costs. Year-to-date interest expense has decreased due to a lower average outstanding debt balance and decreasing interest rates in 2001 compared to 2000.

Depreciation expense for the first nine months increased to $3,443,536 in 2001 from $2,019,742 in 2000. For the third quarter of 2001 and 2000 depreciation expense was $1,296,841 and $800,496, respectively. The increase is directly attributable to the acquisition of hotels in 2000 and 2001 and the capital improvements made during 2000 and 2001.

Taxes, insurance, and other expenses for the first nine months were $1,490,905 or 5% of the Company's suite revenue in 2001 and $1,610,940 or 6% of the Lessee's suite revenue in 2000. The decrease is due to the Company's efforts to reduce tax assessments. As a result, the expenses were lower than anticipated. For the third quarter of 2001 these expenses were $605,131 or 5% of the Company's suite revenue. These expenses were $408,385 or 4% of the Lessee's suite revenue for the same period in 2000. The third quarter increase is primarily due to the 2001 acquisitions.

General and administrative expenses for the first nine months were $688,039 or 2% of the Company's suite revenue in 2001 and $843,363 or 3% of the Lessee's suite revenue in 2000. For the third quarter of 2001, these expenses were $180,532 or 1% of the Company's suite revenue. For the same period in 2000 these expenses were $131,241 or 1% of the Lessee's suite revenue. These expenses represent the administrative expenses of the Company as distinguished from the hotel operations.

Hotel operating expenses totaled $19,871,643 and $7,516,787 for the nine and three months ended September 30, 2001, respectively. For the nine and three months ended September 30, 2000, hotel operating expenses incurred by the Lessee, excluding rent expense and interest expense for the franchise, hotel supplies and working capital promissory notes, totaled $15,894,575 and $6,112,727, respectively. The increases are primarily due to a full nine months of operations in 2001 of the two

2000 hotel acquisitions and the 4 hotels acquired in 2001 since their acquisition dates. The rent and interest expense are excluded from 2000 since the expenses are eliminated in consolidation in 2001.

Promus manages the day-to-day operations of the hotels. Promus charges fees of 4% of total revenue for these functions for the hotels acquired prior to 2001. For the 4 hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue for 2 of the hotels. For the other 2 hotels, Promus charges 2% in the first year which increases to 3% in the second year and to 4% in the third year and thereafter. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites(R) by Hilton and to participate in its reservation system. Total expenses for these services were $3,800,292 and $3,157,281 for the nine months ended September 30, 2001 and 2000, respectively. For the third quarter of 2001 and 2000 these expenses were $1,306,086 and $1,186,965. These expenses are included in the hotel operating expenses above.

Liquidity and Capital Resources
-------------------------------

On April 17, 2001, the Company closed its "best-efforts" offering of shares. The total gross proceeds raised for the "best efforts" offering were $125,000,000. The Company received gross proceeds of $40,003,301 and $30,614,698 from the sale of 4,000,330 and 3,061,471 shares, including shares sold through the reinvestment of distributions for the nine month periods ended September 30, 2001 and 2000, respectively. The net proceeds of the offering, after deducting selling commissions and other offering costs for the nine month periods ended September 30, 2001 and 2000 were $35,900,867 and $27,148,596, respectively.

Notes payable
-------------

On August 15, 2001, the Company placed $7.5 million of secured debt. The loan bears interest at a fixed interest rate of 8.14% per annum with a maturity date of September 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At September 30, 2001, the outstanding balance was $7,492,292. A portion of the proceeds were used to reduce the outstanding balance of the Hilton notes.

On June 1, 2001, the Company placed $10.7 million of secured debt. The loan bears interest at a fixed interest rate of 8.15% per annum with a maturity date of June 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. At September 30, 2001, the outstanding balance was 10,660,520.

In connection with the purchase of 2 hotels, notes were executed by the Company payable to the order of Hilton in the amount of $16,500,000. The notes are secured by our two hotels in Missouri and Oregon and bear a fixed interest rate of 8.5% per annum. In August and September 2001, the Company repaid the $8.625 million note on the Missouri hotel and paid $2 million towards the principal on the Oregon hotel. At September 30, 2001, the remaining note totaled $5.875 million. Interest payments are due monthly. The note matures on December 28, 2001.

As of January 1, 2001, the Company's outstanding note payable to Hilton, secured by our property in Boulder, Colorado, totaled $7,780,500 and bore a fixed interest rate of 8.5%. During January and February 2001, the Company paid Hilton the outstanding balance on the note from net equity proceeds.

Cash and cash equivalents
-------------------------
Cash and cash equivalents totaled $6,028,132 at September 30, 2001.

Capital requirements
--------------------
At September 30, 2001, $1,072,994 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements $41,653 was held for Property Improvement Plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $1,520,595 for the first nine months of 2001. The Company expects that the remaining capital improvement reserves will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition through the end of 2001.

It is anticipated that the revenues generated from the hotels and the remaining equity funds will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service. The Company will seek to obtain additional financing as needed to meet its objectives. Given the Company's current debt level, the Company believes that it will be able to obtain debt financing. In general, the Company's liquidity and capital resources are believed to be adequate to meet its cash requirements during 2001, given current and anticipated financing arrangements.

The reinvestment of distributions in common stock ended in April 2001, upon the closing of its "best-efforts" offering of shares.

Acquisitions
------------
Using proceeds from the sale of common shares and executing two short-term notes totaling $16,500,000, the Company acquired 4 hotels for an aggregate purchase price of $47,550,000 during 2001. These acquisitions brought the total number of hotels to 17 and total suites to 1,922. The hotels are located in Atlanta, Georgia; St. Louis, Missouri; Portland, Oregon; and Herndon, Virginia. All the Company's hotels are leased by the Lessee and managed by Promus.

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

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement is effective for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement on the Company, however, we do not anticipate this statement to have a material impact on the consolidated financial position or results of operations of the Company.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

  In connection with the acquisition of 2 hotels, the Company incurred $16,500,000 of short-term borrowings at a fixed interest rate of 8.5%.

  In addition, the Company secured 2 hotels with $18.2 million of secured debt with an average fixed interest rate of 8.15%.

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

Part II, Item 2.  Changes in Securities and Use of Proceeds

The following table set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2001:

Common Shares Registered:

                           1,666,666.67  Common Shares  $ 9 per Common Share                      $ 15,000,000
                          28,500,000.00  Common Shares  $10 per Common Share                      $285,000,000
                        ---------------                                                           ------------

Totals:                   30,166,666.67  Common Shares                                            $300,000,000
                        ---------------

Common Shares
Sold:
                           1,666,666.67  Common Shares   $ 9 per Common Share                     $ 15,000,000
                          11,000,011.00  Common Shares   $10 per Common Share                      110,000,000
                        ---------------                                                           ------------

Totals:                   12,666,677.67  Common Shares                                            $125,000,000
                        ---------------

Expenses of Issuance and Distribution of
 Common Shares
     1.  Underwriting discounts and commissions                                                     12,500,000
     2.  Expenses of underwriter                                                                            --
     3.  Direct or indirect payments to directors or officers
         of the Company or their associates, to ten percent
         shareholders, or to affiliates of the Company                                                      --
     4.  Fees and expenses of third parties                                                          1,375,915
                                                                                                  ------------

     Total Expenses of Issuance and Distribution of
         Common Shares                                                                              13,875,915

     Net Proceeds to the Company                                                                  $111,124,085

     1.  Purchase of real estate (including repayment of
         Indebtedness incurred to purchase real estate)                                           $ 95,815,206

     2.  Interest on indebtedness                                                                   11,980,345
     3.  Working capital                                                                              (436,767)
     4.  Fees to the following (all affiliates of officers of the Company):
         a.  Apple Suites Advisors, Inc.                                                               378,301
         b.  Apple Suites Realty Group, Inc.                                                         3,387,000

     5.  Fees and expenses of third parties:
         a.  Legal                                                                                          --
         b.  Accounting                                                                                     --

     6.  Other (specify ________________)                                                                   --
     Total of Application of Net
                                                                                                  ------------
     Proceeds to the Company                                                                      $111,124,085

Part II, Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibit No.     Description

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

 (b) Reports on Form 8-K

      The following table lists the reports on Form 8-K filed by the Company during the quarter ended September 30, 2001, the items reported and the financial statements included in such filings.

        Type and Date
        of Reports              Items Reported       Financials Statements Filed
        Form 8-K dated             2 and 7           None
        June 15, 2001 and filed
        July 2, 2001

        Form 8-K/A dated           7(a), (b)         Historical Balance Sheet of December 31,
        June 15, 2001 and filed                      2000;  Historical Income Statement for the year
        September 4, 2001                            ended December 31, 2000; Historical Statement
                                                     of Cash Flows for the year ended December 31, 2000;
                                                     and Historical Statements of Members' Equity for the year
                                                     ended December 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)

DATE:     11-14-01                      BY: /s/ Glade M. Knight
       ---------------                      -------------------------------
                                        Glade M. Knight
                                        President


                                        BY: /s/ Kristian M. Gathright
                                            --------------------------
                                        Kristian M. Gathright
                                        Chief Accounting Officer