Form 10-K405
period 2001-12-31
APPLE SUITES INC
filed 2002-04-01
CIK 1084681

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                            Commission File Number
         December 31, 2001                                       000-30491

                               APPLE SUITES, INC.
             (Exact name of registrant as specified in its charter)

                Virginia                                       54-1933472
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

   10 South Third Street, Richmond, VA                           23219
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

On March 26, 2002, there were outstanding approximately 12,666,677 common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the registrant's annual report to security holders for the fiscal years ended December 31, 2001 (the "2001 Annual Report") referred to in
Part II.

The portions of the registrant's Current Report on Form 8-K/A filed June 28, 2001 referred to in Part I.

The portions of the registrant's Current Report on Form 8-K filed July 2, 2001 referred to in Part I.

The portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders referred to in Part III.

                                     PART I

Introduction

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy, the Company's ability to manage planned growth, changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

Item 1.  Business

General

Apple Suites, Inc. (together with its subsidiaries, the "Company") is a Virginia corporation that was incorporated on March 5, 1999 and commenced operations as of September 1, 1999. The Company acquires, owns and leases extended-stay hotels in select metropolitan areas. The Company's focus is on upscale and residential-style hotels, consisting of one or two bedroom suites. The Company is operated and has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes.

At December 31, 2001, the Company owned, either directly or through its subsidiaries, a total of 17 extended-stay hotels, which comprise a total of 1,922 suites. The Company used the proceeds from its "best efforts" offering of common shares to purchase its hotels. All of the hotels were in operation at the time of acquisition and are currently licensed with Homewood Suites(R) by Hilton.

The Company leases its hotels to a wholly-owned subsidiary, Apple Suites Management, Inc., under master hotel lease agreements. The hotels are operated and managed by Promus Hotels, Inc. under hotel license agreements and hotel management agreements.

Effective January 1, 2001 (the effective date for the REIT Modernization Act), the Company acquired Apple Suites Management, Inc. and its subsidiaries (the "Lessee"). During 2000, the Company paid Glade M. Knight, the Company's president and chairman, a deposit of $900,000 in exchange for all the issued and outstanding stock of the Lessee. For financial reporting purposes, the Company recorded the $900,000 of cash plus the fair value of net liabilities assumed of $513,520 from the Lessee as a management termination fee (total of $1,413,520) in 2001. Effective January 1, 2001, all inter-company transactions, including lease revenue and rental expenses, between the Company and the Lessee are eliminated in consolidation.

Growth Strategies

The Company's objective is to enhance shareholder value by increasing funds from operations and cash available for distribution. The Company focuses on maximizing the internal growth of its portfolio by selecting properties that are expected to have strong cash flow growth potential.

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

The Company believes that its planned future renovation and redevelopment activities will continue to increase revenue per available room ("REVPAR") growth at its hotels, thereby increasing lease revenue to the Company. The Company is committed to fund 5% of suite revenue per month for certain capital expenditures for the periodic replacement or refurbishment of furniture, fixtures and equipment. The Company's investment in improvements to its hotels totaled $4,739,373 since 1999.

The Company believes that acquisition opportunities in upscale extended-stay hotel markets will continue.

Financing

All of the Company's debt is mortgage debt and is secured by its hotels. At December 31, 2001, all of this debt is fixed-rate debt with long term maturities. Less than $1 million in principal is due in each of the next two years.

On December 28, 2001, the Company placed $9.5 million of secured debt. The loans are amortized over 25 years and bear interest at a fixed rate of 8.3% per annum, with a maturity date of January 2012. The loans are payable in monthly installments, including principal and interest, and are secured by two hotels. At December 31, 2001, the outstanding balance was $9.5 million. A portion of the proceeds were used to pay off the outstanding balance of the short term notes to Hilton.

On August 15, 2001, the Company placed $7.5 million of secured debt. The loan is amortized over 25 years and bears interest at a fixed rate of 8.14% per annum, with a maturity date of September 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. The proceeds were used to reduce the outstanding balance of the short-term notes to Hilton. At December 31, 2001, the outstanding balance was $7,478,423.

In connection with the purchase of the Portland and St. Louis hotels, notes were executed by the Company payable to Hilton in the amount of $16,500,000. The notes bore interest at a fixed rate of 8.5% per annum. These notes were paid off in December, 2001 with proceeds from the secured financings.

On June 1, 2001, the Company placed $10.7 million of secured debt. The loan is amortized over twenty-five years and bears interest at a fixed rate of 8.15% per annum with a maturity date of June 2011. The loan is payable in monthly installments, including principal and interest, and is secured by one hotel. The proceeds were used to reduce the outstanding balance of the short term notes to Hilton. At December 31, 2001, the outstanding balance was $10,640,378.

On September 8, 2000, the Company refinanced much of its short-term debt with loans from a commercial bank in the amount of $60 million. The proceeds were used to repay four promissory notes the Company executed in 1999 when acquiring 11 of the hotels. The Company has a $50 million secured loan with a term of 10 years. The $50 million loan bears a fixed interest rate of 9% per annum, is secured by 11 of our hotels and provides for certain prepayment penalties.

The loan is amortized over twenty-five years with a maturity date in September 2010. At December 31, 2001, the outstanding balance was $49,422,447. The remaining $10 million represented a short-term loan which was repaid on October 25, 2000 with proceeds from the Company's "best-efforts" offering of common shares (which concluded on April 17, 2001). The loan bore an interest rate of 8.6% per annum.

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

Hotel Operating Performance

The Company's comparable hotels consist of 11 Homewood Suites(R) by Hilton hotels, containing 1,218 suites, that the Company has owned since January 1, 2000. Suite revenues for these hotels totaled $29,829,5000 in 2001 compared to $30,545,124 in 2000, a decline of 2.3%. In 2001, average occupancy for these hotel properties was 71%, ADR was $94, and RevPAR was $67. Despite an average occupancy decrease in 2001 of 4.8% from 2000, the hotels experienced only a 2.1% decrease in RevPAR, which was offset by a 4.6% increase in ADR.

As the Company's operations commenced September 1, 1999, a comparison to 1999 is not meaningful. For the year ended December 31, 2000 and for the period September 1, 1999 to December 31, 1999, the Company's hotels produced an average REVPAR of $71 and $59, an average occupancy rate of 76% and 71%, and an ADR of $94 and $83, respectively.

Property Taxes and Insurance

Under the master hotel lease agreements, the Company is obligated to pay the costs of real estate and personal property taxes and property insurance of the hotels. During 2001, 2000 and 1999, taxes, insurance and other expenses incurred by the Company totaled $2,297,935; $2,083,533 and $426,592, respectively.

Maintenance

The Company is obligated to pay for the maintenance of underground utilities and structural elements of the hotels.

The hotels have an ongoing need for renovation and refurbishment. Under the master hotel lease agreements, the Company must fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount of up to 5% of gross revenue.

Employees

All employees involved in the day-to-day operation of the Company's hotels are employed by the management company engaged pursuant to the hotel management agreements. Persons working at the corporate headquarters on behalf of the Company are employees of Apple Suites Advisors, Inc.

Environmental Matters

In connection with each of its hotel acquisitions, the Company obtains a Phase I Environmental Report and such additional environmental reports and surveys as are necessitated by such preliminary report. Based on such reports, the Company is not aware of any environmental situations requiring remediation at its properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions in 2001

The following is a summary of the property acquisitions made by the Company during 2001.

     On April 26, 2001, the Company acquired the Buckhead/Atlanta Homewood Suites(R) by Hilton (in Atlanta, Georgia), containing 92 hotel suites, for a base purchase price of $12.9 million. Further information with respect to this acquisition and the hotel acquired is hereby incorporated by reference to the disclosure relating to this hotel in Item 2 of the Company's Report on Form 8-K/A filed June 28, 2001.

     On June 15, 2001, the Company acquired the Chesterfield Homewood
Suites(R) by Hilton (in St. Louis, Missouri), containing 145 hotel suites, for a base purchase price of $11.5 million. Also on June 15, 2001, the Company acquire the Beaverton Homewood Suites(R) by Hilton (in Portland, Oregon), containing 123 hotel suites, for a base purchase price of $10.5 million. Further information with respect to these acquisitions and the hotels acquired is hereby incorporated by reference to the disclosure relating to these hotels in Item 2 of the Company's Report on Form 8-K filed July 2, 2001.

     On June 25, 2001, the Company acquired the Dulles Homewood Suites(R) by Hilton (in Herndon, Virginia near Washington D.C.), containing 109 hotel suites, for a base purchase price of $12.8 million.

Item 2.  Properties

At December 31, 2001, the Company owned 17 extended-stay hotels, which comprise a total of 1,922 suites. The hotels are located in 12 states. The following chart summarizes the hotels owned by the Company:

                                                                      First Lien       Initial       Total          Num.
                                   Year            Date                 Encum-       Acquistion      Inves-         of
Location                        Completed        Acquired             brances (1)       Cost         tment (2)      Suites
--------                        ---------        --------             -----------       ----         ---------      ------
Dallas/Addison, Texas             1990          September 1999        $5,436,474     $9,500,000     $10,465,034      120
Dallas/Las Colinas, Texas         1990          September 1999         5,634,164     11,200,000      12,253,110      136
Dallas/Plano, Texas               1997          September 1999         2,471,125      5,400,000       5,624,242       99
Richmond, Virginia                1998          September 1999         5,436,474      9,400,000       9,794,179      123
Atlanta/Cumberland, Georgia       1990          October 1999           4,942,249      9,800,000      10,732,488      124
Atlanta/Peachtree, Georgia        1990          November 1999          2,767,660      4,033,000       4,507,792       92
Baltimore, Maryland               1998          November 1999          8,896,050     16,348,000      17,026,552      147
Clearwater, Florida               1998          November 1999          5,930,699     10,416,000      10,752,701      112
Detroit, Michigan                 1990          November 1999          2,471,125      4,330,000       4,964,282       76
Salt Lake City, Utah              1996          November 1999          2,471,125      5,153,000       5,423,952       98
Jackson, Mississippi              1997          December 1999          2,965,350      5,846,000       6,090,685       91
Malvern, Pennsylvania             1998          May 2000                      --     15,489,000      16,149,665      123
Boulder, Colorado                 1991          June 2000             10,640,378     14,885,000      15,827,810      112
Atlanta/Buckhead, Georgia         1997          April 2001                    --     12,800,000      13,388,681       92
St.  Louis, Missouri              2000          June 2001              4,750,000     11,500,000      11,802,116      145
Portland, Oregon                  1998          June 2001              4,750,000     10,500,000      10,792,237      123
Dulles/Washington, D.C.           1998          June 2001              7,478,423     12,750,000      13,115,772      109
                                                                       ---------     ----------      ----------      ---

                                                                     $77,041,296   $169,350,000    $178,711,298    1,922

(1) "First Lien Encumbrances" consists of the mortgage balances as of December 31, 2001.

(2) "Total Investment" includes the purchase price of the hotel plus real estate commissions, closing costs and improvements capitalized since the date of acquisition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are not listed on any exchange or traded in any public market. The Company completed its "best-efforts" offering of its common shares on April 17, 2001. Although the Company has numerous beneficial owners of its common shares, as of March 1,

2002 all such shares were held by one record shareholder, which is the managing dealer for the Company's best-efforts offering.

The following table sets forth information concerning the offering and the use of proceeds from the offering as of December 31, 2001:

                     Common Shares Registered:
                                  1,666,666.67  Common Shares $ 9 per Common Share                       $15,000,000
                                 28,500,000.00  Common Shares $10 per Common Share                      $285,000,000
                                 -------------

Totals:                          30,166,666.67  Common Shares
                                 -------------
                           Common Shares Sold:
                                  1,666,666.67  Common Shares $ 9 per Common Share                       $15,000,000
                                 11,000,010.33  Common Shares $10 per Common Share                      $110,000,103
                                 -------------
                                                                                                 --------------------

Totals:                             12,666,677  Common Shares                                           $125,000,103
                                    ----------

               Expenses of Issuance and Distribution of Common Shares

                        1.       Underwriting discounts and commissions                                  $12,500,010
                        2.       Expenses of underwriters                                                       $---
                        3.       Direct or indirect payments to directors or officers
                                 of the Company or their associates, to ten percent
                                 shareholders, or to affiliates of the Company                                  $---
                        4.       Fees and expenses to third parties                                       $1,400,737
                                                                                                 --------------------

                        Total Expenses of Issuance and Distribution of Common Shares                     $13,900,747

               Net Proceeds to the Company                                                              $111,099,356

                        1.       Purchase of real estate (including repayment of
                                 indebtedness incurred to purchase real estate)                          $92,018,155
                        2.       Interest on indebtedness                                                $13,149,049
                        3.       Working capital                                                          $2,091,729
                        4.       Fees to the following (all affiliates of officers of
                                 the Company):
                                 a.       Apple Suites Advisors, Inc.                                       $451,423
                                 b.       Apple Suites Realty Group, Inc.                                 $3,389,000
                        5.       Fees and expenses of third parties:
                                 a.       Legal                                                                 $---
                                 b.       Accounting                                                            $---
                        6.       Other (specify _________)                                                      $---
                                                                                                 --------------------

                        Total of Application of Net Proceeds to the Company                             $111,099,356

Distributions of $8,871,531, $5,234,423 and $882,725 were made to the common shareholders during 2001, 2000 and 1999. Distributions were $1.03, $1.02 and $.33 per share for the years ended December 31, 2001, 2000 and 1999, respectively.

Item 6.  Selected Financial Data

For the information called for by this item, see the information in Exhibit 13, 2001 Annual Report, under the caption "Selected Financial Data" on page 15 thereof, which is hereby incorporated herein by reference.

The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

Item 7 / 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations / Quantitative and Qualitative Disclosures About Market Risk

For the information called for by this item, see the information in Exhibit 13, 2001 Annual Report, under the caption "Management's Discussion and Analysis" on pages 16 through 23 thereof, which information is hereby incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the Company's directors and director nominees see the information under "Ownership of Equity Securities" and "Election of Director" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference. For information with respect to the Company's executive officers see "Executive Officers" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

For information with respect to compensation of the Company's executive officers and directors, see the information under "Executive Officers" and "Compensation of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

See the information under "Ownership of Equity Securities" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

For information on certain relationships and related transactions, see the information under "Certain Relationships and Agreements" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Documents filed as part of the report

1.  Financial Statements

The following consolidated financial statements of the registrant and Apple Suites Management, Inc. are hereby included in Item 8 and incorporated herein by reference from Exhibit 13 (2001 Annual Report):

         Independent Auditors' Report
         Ernst & Young LLP

         Consolidated Balance Sheets
         As of December 31, 2001 and 2000

         Consolidated Statements of Operations
         Years Ended December 31, 2001 and 2000 and
         For the Period March 26, 1999 through December 31, 1999

         Consolidated Statements of Shareholders' Equity
         Years Ended December 31, 2001 and 2000, and
         For the Period March 26, 1999 through December 31, 1999

         Consolidated Statement of Cash Flows
         Years Ended December 31, 2001 and 2000, and
         For the Period March 26, 1999 through December 31, 1999

         Notes to Consolidated Financial Statements*

         In Note 8, the numerator shown for 2001 should read "$4,030,649." In
         Note 9, "Distributions paid per share" for the second quarter of 2000 should read ".2575".

2.  Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation (Included at the end of this Part IV immediately after page 10 of this report.)

All other financial statement schedules have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

3.  Exhibits

Incorporated herein by reference are the exhibits listed under "Exhibit Index" immediately after the signature page of this report.

(b) Reports on Form 8-K

None (during the fourth quarter of 2001).

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            (As of December 31, 2001)



                                                                                                    Subsequently     Gross Amount
                                                                      Initial Cost                  Capitalized       Carried
                                                             --------------------------------      --------------  ---------------
                                                                                                        Bldg.
    Description                            Encumbrances          Land           Bldg.               Imp. & FF&E         Land
    -----------                            ------------          ----          ------              -----------          ----
  Dallas/Addison, Texas                    $  5,436,474     $  2,090,000    $  7,410,000             965,034      $  2,059,342
  Dallas/Las Colinas, Texas                   5,634,164        2,800,000       8,400,000           1,053,110         2,772,387
  Dallas/Plano, Texas                         2,471,125          594,000       4,806,000             224,242           521,203
  Richmond, Virginia                          5,436,474          846,000       8,554,000             394,179           789,943
  Atlanta/Cumberland, Georgia                 4,942,249        2,254,000       7,546,000             932,488         2,201,613
  Atlanta/Peachtree, Georgia                  2,767,660        1,048,580       2,984,420             474,792           953,419
  Baltimore, Maryland                         8,896,050        1,634,800      14,713,200             678,552         1,600,716
  Clearwater, Florida                         5,930,699        2,395,680       8,020,320             336,701         2,687,385
  Detroit, Michigan                           2,471,125          519,600       3,810,400             634,282           507,706
  Salt Lake City, Utah                        2,471,125          412,240       4,740,760             270,952           377,358
  Jackson, Mississippi                        2,965,350          467,680       5,378,320             244,685           447,486
  Philadelphia/Malvern, Pennsylvania               --            619,560      14,869,440             660,665              --
  Boulder, Colorado                          10,640,378        3,423,550      11,461,450             942,810         3,427,898
  Atlanta/Buckhead, Georgia                        --          4,608,000       8,192,000             588,681         4,566,715
  St. Louis, Missouri                         4,750,000        2,070,000       9,430,000             302,116         2,097,996
  Portland, Oregon                            4,750,000        3,045,000       7,455,000             292,237         3,093,479
  Dulles/Washington, D.C                      7,478,423        1,785,000      10,965,000             365,772         1,818,947
                                           ------------              ------------
    Totals                                 $ 77,041,296              $169,350,000
                                           ============              ============

                                   Gross Amount Carried
                                   --------------------

                                                                       Deprec.       Date of            Date            Depreciable
   Description                          Bldg. & Imp.    Total           Acc.      Construction        Acquired             Life
   -----------                          -----------     -----          -------     ---------          --------          -----------
  Dallas/Addison, Texas                 8,405,692  $ 10,465,034 $      643,577        1990          September 1999        39 yrs.
  Dallas/Las Colinas, Texas             9,480,723    12,253,110        726,849        1990          September 1999        39 yrs.
  Dallas/Plano, Texas                   5,103,039     5,624,242        441,836        1997          September 1999        39 yrs.
  Richmond, Virginia                    9,004,236     9,794,179        730,537        1998          September 1999        39 yrs.
  Atlanta/Cumberland, Georgia           8,530,875    10,732,488        657,117        1990          October   1999        39 yrs.
  Atlanta/Peachtree, Georgia            3,554,373     4,507,792        317,207        1990          November  1999        39 yrs.
  Baltimore, Maryland                  15,425,836    17,026,552      1,013,482        1998          November  1999        39 yrs.
  Clearwater, Florida                   8,065,316    10,752,701        559,209        1998          November  1999        39 yrs.
  Detroit, Michigan                     4,456,576     4,964,282        346,104        1990          November  1999        39 yrs.
  Salt Lake City, Utah                  5,046,594     5,423,952        381,232        1996          November  1999        39 yrs.
  Jackson, Mississippi                  5,643,199     6,090,685        377,904        1997          December  1999        39 yrs.
  Philadelphia/Malvern, Pennsylvania   16,149,665    16,149,665        818,870        1998          May       2000        39 yrs.
  Boulder, Colorado                    12,399,912    15,827,810        584,464        1991          June      2000        39 yrs.
  Atlanta/Buckhead, Georgia             8,821,966    13,388,681        218,811        1997          April     2001        39 yrs.
  St. Louis, Missouri                   9,704,120    11,802,116        155,809        2000          June      2001        39 yrs.
  Portland, Oregon                      7,698,758    10,792,237        124,183        1998          June      2001        39 yrs.
  Dulles/Washington, D.C               11,296,825    13,115,772        176,885        1998          June      2001        39 yrs.
                                                   ------------    -----------
    Totals                                         $178,711,298    $ 8,274,076
                                                   ============    ===========

                                                                                                        2001
                                   Real estate owned:

                                   Balance as of January 1                                           $ 128,062,847
                                   Acquisition                                                          48,856,607
                                   Improvements                                                          1,791,844
                                                                                                    ---------------
                                   Balance at December 31                                            $ 178,711,298
                                                                                                    ===============


                                   Accumulated depreciation:

                                   Balance as of January 1                                          $    3,486,590
                                   Depreciation expense                                                  4,787,486
                                                                                                    ---------------
                                   Balance at December 31                                              $ 8,274,076
                                                                                                    ===============

                                                                           Net Book Value            $ 170,437,222


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Apple Suites, Inc.


                             By:      /s/ Glade M. Knight
                                -------------------------------    April 1, 2002
                                      Glade M. Knight

                                      Chairman of the Board,
                                      Chief Executive Officer,
                                      and President

                             By:      /s/ David S. McKenney
                                -------------------------------    April 1, 2002
                                      David S. McKenney

                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 Signature                                  Capacities                                Date
                 ---------                                  ----------                                ----
         /s/ Glade M. Knight                      Director, Chief Executive Officer,              March 29, 2002
--------------------------------------------
         Glade M. Knight                          and President

         /s/ Lisa B. Kern                         Director                                        March 29, 2002
--------------------------------------------
         Lisa B. Kern

         /s/ Bruce H. Matson                      Director                                        March 29, 2002
--------------------------------------------
         Bruce H. Matson

         /s/ Michael S. Waters                    Director                                        March 29, 2002
--------------------------------------------
         Michael S. Waters

         /s/ Robert M. Wily                       Director                                        March 29, 2002
--------------------------------------------
         Robert M. Wily

                                  EXHIBIT INDEX

Exhibit No.                        Description

1 Agency Agreement between the Registrant and David Lerner Associates, Inc. with form of Selected Dealer Agreement attached as Exhibit A thereto. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

2 Assignment separate from certificate dated January 1, 2001 between Glade M. Knight and Apple Suites, Inc. pertaining to all of the outstanding common shares of Apple Suites Management, Inc. (Incorporated by reference to Exhibit 2 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

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

4.3               [Omitted]

4.4               [Omitted]

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

4.8 Schedule setting forth information on 7 substantially identical Amended and Restated Hotel Lease Agreements. (Incorporated by reference to Exhibit 4.55 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.9 Schedule setting forth information on 10 substantially identical Percentage Lease Subordination and Attornment Agreements dated September 8, 2000 with First National Bank as Lender. (Incorporated by reference to Exhibit 4.56 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.10 Schedule setting for the information on 10 substantially identical Environmental Indemnity Agreements dated September 8, 2000 in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 4.57 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.11 Promissory Note dated September 8, 2000 in the principal amount of $2,500,000 made payable by Apple Suites SPE I, Inc. to First Union National Bank, with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit
                  10.102 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.12 Indemnity and Guaranty Agreement dated September 8, 2000 by Apple Suites, Inc., Indemnitor, in favor of First Union National Bank as Lender, with respect to a $2,500,000 loan to Apple Suites SPE I, Inc. as Borrower, with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.103 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.13 Deed of Trust, Security Agreement and UCC Fixture Filing dated September 8, 2000, from Apple Suites SPE I, Inc., Grantor, to Metro National Title Company, as Trustee for First Union National Bank, Beneficiary with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.104 to Post-

                  Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.14 Assignment of Contracts and Permits dated September 8, 2000 from Apple Suites SPE I, Inc. as Assignor to First Union National Bank as Assignee with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.105 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.15 Assignment of Leases, Rents and Profits dated September 8, 2000 by Apple Suites SPE I, Inc. as Assignee in favor of First Union National Bank as Assignee with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit
                  10.106 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.16 Security Agreement dated September 8, 2000 by Apple Suites SPE I, Inc., Debtor, in favor of First Union National Bank, Secured Party, regarding a $2,500,000 loan with respect to the hotel in Salt Lake City, Utah. (Incorporated by reference to Exhibit 10.107 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.17 Credit Agreement dated September 8, 2000 between Apple Suites, Inc. and First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.108 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.18 Promissory Note dated September 8, 2000 in the principal amount of $10,000,000 made payable by Apple Suites, Inc. to the order of First Union National Bank. (Incorporated by reference to Exhibit 10.109 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.19 Pledge Agreement dated September 8, 2000 between Apple Suites, Inc. as Pledgor and First Union National Bank as Pledgee. (Incorporated by reference to Exhibit 10.110 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.20 Schedule setting forth information on 10 substantially identical promissory notes dated September 8, 2000 in various principal amounts made payable to the order of First Union National Bank. (Incorporated by reference to Exhibit 10.111 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.21 Schedule setting forth information on 10 substantially identical Indemnity and Guaranty Agreements dated September 8, 2000 by Apple Suites, Inc. as

                  Indemnitor in favor of First Union National Bank as Lender. (Incorporated by reference to Exhibit 10.112 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.22 Schedule setting forth information on 10 substantially identical Deeds of Trust dated September 8, 2000 with First Union National Bank as Beneficiary. (Incorporated by reference to Exhibit 10.113 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.23 Schedule setting forth information on 10 substantially identical Assignments of Contracts and Permits dated September 8, 2000 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 10.114 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.24 Schedule setting forth information on 10 substantially identical Assignments of Leases, Rents and Profits dated September 8, 2000 to First Union National Bank as Assignee. (Incorporated by reference to Exhibit 10.115 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.25 Schedule setting forth information on 10 substantially identical Security Agreements dated September 8, 2000 in favor of First Union National Bank. (Incorporated by reference to
                  Exhibit 10.116 to Post-Effective Amendment No. 5 to Form S-11 Registration Statement, SEC File No. 333-77055, filed on September 22, 2000 by Apple Suites, Inc.).

4.26 Promissory Note dated June 1, 2001 in the principal amount of $10,700,000 made payable by Apple Suites SPE III, Inc. to First Union National Bank, with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.27 Indemnity and Guaranty Agreement dated as of June 1, 2001 by Apple Suites, Inc. as Indemnitor in favor of First Union National Bank as Lender, in connection with a $10,700,000 loan to Apple Suites SPE III, Inc. as Borrower with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.28 Deed of Trust and Security Agreement dated as of June 1, 2001, from Apple Suites SPE III, Inc. as Grantor to The Public Trustee of the County of Boulder, Colorado as Trustee for the benefit of First Union National Bank as Beneficiary, with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.29 Security Agreement dated as of June 1, 2001 by Apple Suites SPE III, Inc. as Debtor in favor of First Union National Bank as Lender with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.30 Assignment of Contracts and Permits dated as of June 1, 2001 from Apple Suites SPE III, Inc. as Assignor to First Union National Bank as Assignee with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491)

4.31 Assignment of Leases, Rents and Profits dated as of June 1, 2001 by Apple Suites SPE III, Inc. as Assignor in favor of First Union National Bank as Assignee with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.32 Percentage Lease Subordination and Attornment Agreement dated as of June 1, 2001 between First Union National Bank as Lender and Apple Suites Management, Inc. as Lessee with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.7 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.33 Consent and Agreement of Manager dated as of June 1, 2001 by Apple Suites SPE III, Inc. as Borrower in favor of First Union National Bank as Lender with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.8 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.34 Environmental Indemnity Agreement dated as of June 1, 2001 by Apple Suites SPE III, Inc. and Apple Suites, Inc., as Indemnitors, in favor of First Union National Bank, as Lender, with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.9 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

4.35 Receipt and Closing Certificate dated June 1, 2001 by Apple Suites SPE III, Inc. as Borrower and Apple Suites, Inc. as Guarantor in favor of First Union National Bank, as Lender, with respect to the Homewood Suites(R) by Hilton hotel in Boulder, Colorado. (Incorporated by reference to Exhibit 4.10 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

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

10.98 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Lisa B. Kern. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.113 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.99 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Bruce H. Matson. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.100 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Michael S. Waters. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.115 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.101 Nonstatutory Stock Option Agreement dated as of August 23, 1999 between the registrant and Robert M. Wily. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.116 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.102 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Lisa B. Kern. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.117 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.103 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Bruce H. Matson. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.118 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.104 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Michael S. Waters. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.119 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.105 Nonstatutory Stock Option Agreement dated as of June 1, 2000 between the registrant and Robert M. Wily. This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K. (Incorporated by reference to Exhibit 10.120 to Annual Report on Form 10-K for the year ended December 31, 2000; SEC File No. 000-30491).

10.106            Apple Suites SPE III, Inc. Articles of Incorporation.
                  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.107 Apple Suites SPE III, Inc. Bylaws. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.108 Management Agreement dated as of April 26, 2001 between Apple Suites Management, Inc. and Promus Hotels, Inc. with respect to the Buckhead/Atlanta Homewood Suites(R) by Hilton hotel. (Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.109 Amendment to Management Agreement dated as of May 10, 2001 between Apple Suites Management, Inc. and Promus Hotels, Inc. with respect to the Buckhead/Atlanta Homewood Suites(R) by Hilton hotel. (Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.110 Franchise License Agreement dated as of April 26, 2001 between Promus Hotels, Inc. and Apple Suites Management, Inc. with respect to the Buckhead/Atlanta Homewood Suites(R) by Hilton hotel. (Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.111            Guarantee of Franchise License Agreement by Apple Suites, Inc.
                  dated April 26, 2001 in connection with the Buckhead/Atlanta Homewood Suites(R) by Hilton hotel. (Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

10.112 Hotel Lease Agreement dated as of April 26, 2001 between Apple Suites, Inc. as lessor and Apple Suites Management, Inc. as lessee with respect to the Buckhead/Atlanta Homewood Suites(R) by Hilton hotel. (Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A filed June 28, 2001; SEC File No. 000-30491).

13 Portions of the registrant's 2001 Annual Report (with the exception of the information incorporated by reference in Items 6, 7, and 14 of the Form 10-K, no other information appearing in the 2001 Annual Report is to be deemed filed as a part of this Form 10-K Report). (FILED HEREWITH)

21                Subsidiaries of Apple Suites, Inc. (FILED HEREWITH)

23                Consent of Ernst & Young LLP. (FILED HEREWITH)

99.1 Portions of Current Report on Form 8-K/A filed June 28, 2001 (SEC File No. 000-30491). (FILED HEREWITH)

99.2 Portions of Current Report on Form 8-K filed July 2, 2001 (SEC File No. 000-30491). (FILED HEREWITH)