Form 10-Q
period 2002-03-31
APPLE SUITES INC
filed 2002-05-15
CIK 1084681

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

At May 1, 2002, there were outstanding 12,666,677 shares of common stock, no par value, of the registrant.

                               APPLE SUITES, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                                         Page Number
                                                                                                         -----------
PART I.                 FINANCIAL INFORMATION

        Item 1.         Financial Statements (Unaudited)
                        APPLE SUITES, INC.

                               Consolidated Balance Sheets -As of                                              3
                               March 31, 2002 and December 31, 2001

                               Consolidated Statement of Operations -                                          4
                               Three months ended March 31, 2002 and
                               March 31, 2001

                               Consolidated Statement of Shareholders'                                         5
                               Equity - Three months ended March 31, 2002

                               Consolidated Statement of Cash Flows -                                          6
                               Three months ended March 31, 2002 and
                               March 31, 2001

                               Notes to Consolidated Financial Statements                                      7

        Item 2.         Management's Discussion and Analysis                                                  12
                        of Financial Condition and Results of
                        Operations

        Item 3.         Quantitative and Qualitative Disclosures                                              16
                        about Market Risk

PART II.            OTHER INFORMATION:

        Item 1.         Legal Proceedings (not applicable).
        Item 2.         Changes in Securities and Use of Proceeds (not applicable).
        Item 3.         Defaults Upon Senior Securities
                        (not applicable).
        Item 4.         Submission of Matters to a Vote of
                        Security Holders (not applicable).
        Item 5.         Other Information (not applicable)
        Item 6.         Exhibits and Reports on Form 8-K                                                      17

                               APPLE SUITES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                   March 31,        December 31,
                                                                                                      2002              2001
                                                                                                      ----              ----

ASSETS
Investment in hotel -net of accumulated depreciation of $9,594,534 and
  $8,274,076, respectively                                                                        $ 169,404,339     $170,437,222
Cash and cash equivalents                                                                             6,445,452        8,331,891
Restricted cash                                                                                         443,101          184,962
Rent receivable from Apple Suites Management, Inc.                                                           --               --
Notes and other receivables from Apple Suites Management, Inc.                                               --               --
Accounts receivable, net                                                                              1,297,300        1,002,160
Inventories                                                                                             145,300          145,300
Capital improvement reserve                                                                             324,737          438,823
Deferred financing costs, net                                                                         1,347,626        1,364,499
Deferred franchise fees                                                                                 781,936          792,794
Other assets
                                                                                                      1,902,314        2,479,434
                                                                                                  -------------    -------------
Total Assets                                                                                      $ 182,092,105    $ 185,177,085
                                                                                                  =============    =============

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities
Notes payable-secured                                                                             $  76,814,432    $  77,041,296
Interest payable                                                                                        576,315          510,119
Accounts payable and accrued expenses                                                                 1,940,686        2,850,311
Due to third party manager                                                                              795,526          700,969
Account payable-affiliate                                                                                63,626           74,515
Distributions payable                                                                                        --               --
                                                                                                  -------------     ------------
Total Liabilities                                                                                    80,190,585       81,177,210

Shareholders' equity
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding
    12,666,677 shares as of March 31, 2002 and December 31, 2001                                    111,099,353      111,099,353
Class B convertible stock, no par value, authorized 240,000 shares;
    issued and outstanding 240,000 shares                                                                24,000           24,000
Distributions greater than net income                                                                (9,221,833)      (7,123,478)
                                                                                                  -------------    -------------

Total Shareholders' Equity                                                                          101,901,520      103,999,875
                                                                                                  -------------    -------------
Total Liabilities and Shareholders' Equity                                                        $ 182,092,105    $ 185,177,085
                                                                                                  =============    =============


          See accompanying notes to consolidated financial statements.

                               APPLE SUITES INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                     Three Months Ended
                                                                                               March 31,            March 31,
                                                                                                 2002                 2001
                                                                                                 ----                 ----
REVENUES:

       Suite revenue                                                                          $ 11,641,182         $ 10,062,514
       Lease revenue                                                                                    --                   --
       Other revenue                                                                               538,168              495,191
       Interest income                                                                               7,901               94,039
                                                                                              ------------          -----------
          Total revenues                                                                        12,187,251           10,651,744

EXPENSES:

       Operating expenses                                                                        3,680,721            3,083,519
       Hotel administrative expenses                                                               927,956              803,205
       Advertising and promotion                                                                 1,099,654              968,841
       Utilities                                                                                   482,739              454,896
       Franchise fees                                                                              465,647              402,501
       Management fees                                                                             410,931              411,060
       Taxes, insurance and other                                                                  666,166              383,292
       General and administrative                                                                  246,069              316,406
       Depreciation of real estate owned                                                         1,320,458              999,510
       Other income/expense                                                                             --                   --
       Interest                                                                                  1,698,598            1,170,298
       Ground lease                                                                                 25,000               25,000
       Management termination fees                                                                      --            1,370,090
                                                                                              ------------          -----------
          Total expenses                                                                        11,023,939           10,388,618
                                                                                              ------------          -----------
Net income                                                                                    $  1,163,312          $   263,126
                                                                                              ============          ===========
Basic and diluted earnings per common share                                                   $       0.09          $      0.03
                                                                                              ============          ===========
Distributions per common share                                                                $     0.2575          $    0.2575
                                                                                              ============          ===========


          See accompanying notes to consolidated financial statements.

                               APPLE SUITES, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                              Common Stock             Class B Convertible Stock
                                              ------------             -------------------------    Distributions      Total
                                          Number                         Number                     Greater Than    Shareholders'
                                        of Shares        Amount        of Shares         Amount      Net Income        Equity
                                      -----------     ------------     ---------        --------    ------------    -------------
Balance at December 31, 2001           12,666,677     $111,099,353       240,000         $24,000    $(7,123,478)     $103,999,875

Net proceeds from the sale of
  common shares                                --               --            --              --             --                --
Net income                                     --               --            --              --      1,163,312         1,163,312
Cash distributions declared to
  common shareholders ($.26 per share)         --               --            --              --     (3,261,667)       (3,261,667)
Common stock issued through
  reinvestment of distributions                --               --            --              --             --                --
                                       ----------     ------------       -------         -------    -----------      ------------
Balance at March 31, 2002              12,666,677     $111,099,353       240,000         $24,000    $(9,221,833)     $101,901,520
                                       ==========     ============       =======         =======    ===========      ============


          See accompanying notes to consolidated financial statements.

                               APPLE SUITES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       2002              2001
                                                                                       ----              ----
Cash flow from operating activities:

    Net income                                                                    $  1,163,312     $     263,126
    Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation of real estate owned                                                1,320,458           999,510
    Amortization of deferred financing costs                                            23,329            34,744
    Amortization of deferred franchise fees                                             10,858             9,414
    Management termination fees (non-cash portion)                                          --           470,090
    Changes in operating assets and liabilities
       (excluding amounts acquired from Apple Suites
       Management, Inc.):
         Prepaid expenses                                                              383,987            65,673
         Rent and notes receivable from Apple Suites Management, Inc.                       --                --
         Receivables                                                                 (295,140)         (550,178)
         Other assets                                                                  193,133         1,059,212
         Accounts payable                                                               90,555          (199,086)
         Accounts payable-affiliates                                                  (10,889)            45,147
         Due to third party manager                                                     94,557          (164,156)
         Accrued expenses                                                           (1,000,180)         (336,917)
         Interest payable                                                               66,196           (19,988)
                                                                                  ------------     -------------

          Net cash provided by operating activities                                  2,040,176         1,676,591
Cash flow from investing activities:
    Cash assumed in the acquisition of Apple Suites                                         --         2,793,106
    Management, Inc.
    Net (increase) decrease in cash restricted for Property
       and capital improvement reserve held with third party                          (144,053)       (1,137,692)
    Capital improvements                                                              (287,575)         (316,057)
    Payments received on notes receivable                                                   --                --
    Payments for pending acquisitions                                                       --          (300,000)
                                                                                  ------------     -------------
          Net cash provided by (used in) investing activities                         (431,628)        1,039,357

Cash flow from financing activities:

    Repayment of secured notes payable                                                (226,864)       (7,917,794)
    Payment of financing costs                                                          (6,456)           (3,192)
    Net proceeds from issuance of common stock                                              --        25,439,229
    Cash distributions paid to shareholders                                         (3,261,667)       (1,847,540)
                                                                                  ------------     -------------
          Net cash provided by (used in) financing activities                       (3,494,987)       15,670,703

          Increase (decrease) in cash and cash equivalents                          (1,886,439)       18,386,651

Cash and cash equivalents, beginning of period                                       8,331,891         2,653,058
                                                                                  ------------     -------------
Cash and cash equivalents, end of period                                          $  6,445,452     $  21,039,709
                                                                                  ============     =============
Supplemental Information:
Non-cash transactions:
    Apple Suites Management, Inc. acquisition
        Operating assets acquired                                                           --     $   2,009,431
        Operating liabilities acquired                                                      --         5,272,627


          See accompanying notes to consolidated financial statements.

                                APPLE SUITES, INC

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

(1)   General Information and Summary of Significant Accounting Policies
      ------------------------------------------------------------------

      Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the period ended December 31, 2002. These consolidated financial statements should be read in conjunction with the Company's December 31, 2001 Annual Report on Form 10-K.

      Organization
      ------------

      Apple Suites, Inc. (the "Company"), a Virginia corporation, was initially capitalized on March 26, 1999 and commenced operations in September 1, 1999. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      The Company operates in one defined business segment consisting of upper-end, extended stay hotel properties. The Company leases to Apple Suites Management, Inc. (the "Lessee"), a 100% owned taxable REIT subsidiary, all hotel properties owned. Each hotel is leased by the Company to the Lessee under a master hotel lease agreement.

      Promus Hotels, Inc. ("Promus"), a wholly owned subsidiary of Hilton Hotels Corporation ("Hilton") manages the Company's hotels under the terms of a management agreement.

      In June 2001, the FASB issued Statement of Financial Accounting Standards
      (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer be amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on its financial statements.

      In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board
      (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of.

      SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement was adopted on January 1, 2002. This statement did not have a material impact on the consolidated financial position or results of operations of the company as of March 31, 2002.

 (2)  Investment in Hotels
      --------------------

      At March 31, 2002, the Company owned 17 hotels. Investment in hotels consisted of the following:



                                                           March 31,             December 31,
                                                             2002                    2001
                                                             ----                    ----
       Land                                               $  29,926,035           $  29,923,592
       Building                                             134,666,292             137,549,729
       Furniture and equipment                               14,406,546              11,237,977
                                                          -------------           -------------
                                                          $ 178,998,873           $ 178,711,298
       Less accumulated depreciation                         (9,594,534)             (8,274,076)
                                                          -------------           -------------
                                                          $ 169,404,339           $ 170,437,222
                                                          =============           =============


       General location of hotel                                Number of Suites
       -------------------------                                ----------------
       Richmond, Virginia                                            123
       Plano, Texas                                                   99
       Irving/ Las Colinas, Texas                                    136
       Addison, Texas                                                120
       Atlanta/ Cumberland, Georgia                                  124
       Baltimore, Maryland                                           147
       Boulder, Colorado                                             112
       Clearwater, Florida                                           112
       Detroit, Michigan                                              76
       Atlanta/ Peachtree, Georgia                                    92
       Philadelphia, Pennsylvania                                    123
       Salt Lake City, Utah                                           98
       Jackson, Mississippi                                           91
       Atlanta/ Buckhead, Georgia                                     92
       St. Louis, Missouri                                           145
       Portland, Oregon                                              123
       Dulles/ Washington, D.C.                                      109
                                                                   -----
           Total Suites                                            1,922
                                                                   =====

 (3)   Management Agreements
       ---------------------

      The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At March 31, 2002 and

      2001, $324,737 and $1,800,854, respectively, were held by Promus for these capital improvement reserves. In addition, in accordance with the franchise agreements, at March 31, 2002 and 2001, $443,101 and $104,937, respectively, were held for the Property Improvement Plan with a financial institution and treated as restricted cash.

(4)   Shareholders' Equity
      --------------------

      In January 2002, the Company distributed to its shareholders $3,261,667 ($0.2575 per share).

      It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service. The Company's ability to pay regular quarterly distributions is dependent upon the results of operations of the Company's hotels. Because dividends were in excess of cash flow during 2001 and due to the uncertain economic climate, the company will be making decisions regarding 2002 distributions to shareholders on a quarterly basis. It is the Company's objective to maximize the shareholders' returns while preserving the value of their investment. In general, the Company's liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion. For the first quarter of 2002, we set the dividend at $0.20 and will continue to evaluate the dividend on a quarterly basis for the remainder of the year.

(5)   Commitments and Related Parties
      -------------------------------

      The Company has contracted with Apple Suites Advisors, Inc. ("ASA") to advise and provide day to day management services to the Company. In accordance with the contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. For the three months ended March 31, 2002 and 2001, ASA had earned $78,126 and $63,896 under this agreement.

      ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(6)   Earnings Per Share
      ------------------

      The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:



                                                            Three Months        Three Months
                                                                Ended              Ended
                                                               3/31/02            3/31/01
                                                               -------            -------

Numerator:
Net Income
   Numerator for basic and
   Diluted earnings                                           $  1,163,312        $  263,126
Denominator:
Denominator for basic
   earnings per share-weighted-average shares                   12,666,677         9,446,674
Effect of dilutive securities:
Stock options                                                        2,200             2,200
                                                               -----------        ----------
Denominator for diluted earnings
   per share-adjusted weighted-
   average shares and assumed
   conversions                                                  12,666,677         9,448,874
                                                              ------------        ----------
Basic and diluted earnings per
  common share                                                $        .09        $     0.03
                                                              ============        ==========

(7)  Acquisitions

     There were no acquisitions made by the company during the three months ended March 31, 2002. The following unaudited pro forma information for the three months ended March 31, 2001 is presented as if the acquisition of 3 of the 4 hotels acquired in 2001 occurred on January 1, 2001. The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2001, nor does it purport to represent the results of operations for future periods.

                                                              Three Months
                                                                 Ended
                                                             March 31, 2001
                                                             --------------

          Revenues                                               $12,855,268
          Net income                                               1,855,245
          Net income per share-basic and diluted                 $       .19

     The pro forma information reflects adjustments for actual revenues and expenses of 3 of the 4 hotels acquired in 2001 for the respective period in 2001 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company's basis in the hotels; (2) advisory expenses have been adjusted based on the Company's contractual arrangements; (3) interest expense has been adjusted to reflect the acquisition as of January 1, 2001; (4) common stock raised during 2001 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2001; and
       (5) the acquisition of the Lessee was effective January 1, 2001.

(8)    Income Taxes
       ------------

       The taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during the period and as such has no income tax liability at March 31, 2002. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. At March 31, 2002, the taxable REIT subsidiary has $600,000 of net operating loss carryforwards which begin to expire in 2020.

(9)    Subsequent Events
       -----------------

       In April 2002 the Company declared distributed to its shareholders approximately $2,533,335 ($.20 per share). As the "best efforts offering" of stock was closed in April 2001, no dividends were reinvested in the purchase of additional shares.

                Management's Discussion And Analysis Of Financial
                       Condition And Results Of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its operating strategy; the Company's ability to manage planned growth; changes in economic cycles; and competitors within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

General
-------

Apple Suites, Inc. (the "Company"), a Virginia corporation, is a real estate investment trust (REIT) which owns upscale extended-stay and upscale limited services hotels. The Company owns 17 hotels located in 12 states, with a total of 1,922 suites.

All of the Company's hotels are leased to Apple Suites Management, Inc. (the "Lessee"), a taxable REIT subsidiary that is wholly owned by the Company. All intercompany transactions including revenue and rental expenses between the Company and the Lessee are eliminated in consolidation. Promus Hotels, Inc. ("Promus"), a wholly-owned subsidiary of Hilton Hotels Corporation, manages all of the Company's hotels as part of the Homewood Suites(R) by Hilton(R) franchise.

The Company is externally advised and has contracted with Apple Suites Advisors, Inc. ("ASA") to manage its day-to-day operations and make investment decisions. The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage and acquisition services in connection with its hotel acquisitions and dispositions. ASA and ASRG are both owned by Mr. Glade Knight, the Company's Chairman.

Results of Operations
---------------------

Revenues
--------

The Company's principal source of revenue consists primarily of suite revenue. During the three months ended March 31, 2002, the Company had suite and other revenues of $11,641,182 and $538,168, respectively. During the same period in 2001, the Company had suite and other revenues of $10,062,514 and $495,191, respectively. The additional revenues generated by the four hotels purchased after the first quarter of 2001 are the cause of the increase.

The Company's interest income consisted of $7,901 and $94,039 earned from the investments of its cash and cash reserves for the three months ended March 31, 2002 and 2001, respectively. As a result of using funds to purchase hotels after the first quarter of 2001, the Company had less cash to invest during the first quarter of 2002.

For the three months ended March 31, 2002 and 2001, the average occupancy rate was 69% and 75%, the average daily rate ("ADR") was $97 and $102, and the revenue per available room ("REVPAR") was $67 and $77, respectively. The decreases from first quarter 2001 are directly attributed to the weaker economy in the first quarter 2002, compared to the same three-month period last year. These rates increased from the fourth quarter 2001, however, demonstrating a gradual recovery from the impact of the recession and the events of September 11, 2001. In the three months ended December 31, 2001, the average occupancy rate was 63%, ADR was $92 and REVPAR was $58.

Comparable Hotel Results
------------------------

The Company's comparable hotels consist of 13 Homewood Suites(R) by Hilton(R), containing 1,453 suites that the Company has owned since January 1, 2001. For the three months ended March 31, 2002, the hotels had a 10% decrease in REVPAR and a 3% decrease in ADR over the same three-month period in 2001. Average occupancy for the first quarter of 2002 for these hotels decreased 7% from the first quarter of 2001. These decreases are due to the factors mentioned above.

Expenses
--------

Interest expense was $1,698,598 and $1,170,298 for the three months ended March 31, 2002 and 2001, respectively. The company placed four new mortgages after the first quarter 2001, resulting in additional interest in 2002.

Depreciation expense for the three months ended March 31, 2002 increased to $1,320,458, up from $999,510 for the three months ended March 31, 2001. This is directly attributable to the depreciation of the four hotels acquired in 2001 and the capital improvements made during 2001 and 2002.

Taxes, insurance, and other expenses were $666,166 or 6% of the Company's suite revenue for the three months ended March 31, 2002. These expenses were $383,292 or 4% of the Company's suite revenue for the same period in 2001. The increase is primarily due to the taxes paid on the hotels acquired during 2001. Additionally, the first quarter 2001 tax expense reflected adjustments for lower than anticipated assessments received that were accrued for in 2000.

General and administrative expenses were $246,069 or 2% of the Company's suite revenue in the first quarter of 2002. For the same period in 2001, these expenses were $316,406 or 3% of the Company's suite revenue. These expenses represent the administrative expenses of the Company, as distinguished from hotel operating expenses. As the asset base grew over time, we expected general and administrative expenses to decrease as a percentage of suite revenue. We estimate the 2% rate to be sustainable in future periods.

Hotel operating expenses totaled $7,067,648, or 6% of the Company's suite revenue for the three months ended March 31, 2002. For the three months ended March 31, 2001, hotel operating expenses totaled $6,124,022, or 6% of suite revenue. The operating expenses from the four hotels acquired after the first quarter of 2001 account for the increase.

Promus manages the day-to-day operations of the hotels. Promus charges fees of 4% of total revenue for these functions. Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites(R) by Hilton(R) and to participate in its reservation system. Total expenses for these services were $1,342,226 and $1,238,694 for the three months ended March 31, 2002 and 2001, respectively. These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources
-------------------------------

On April 17, 2001, the Company closed its "best efforts offering" upon the closing of the sale to investors of 1,170,515 shares at $10 per share. The total gross proceeds raised were $125,000,000.

Cash and cash equivalents
-------------------------

Cash and cash equivalents totaled $6,445,452 at March 31, 2002.

Capital requirements
--------------------

The Company has an ongoing capital commitment to fund its capital improvements and distribute at least 90% of its taxable income to qualify as a REIT. The Company through the Lessee is required under the management agreements with Promus to make available to the Lessee for the repair, replacement, or refurbishing of furniture, fixtures, and equipment an amount up to 5% of gross revenue, provided that such amount may be used for capital expenditures made by the Company with respect to the hotels. The Company expects that this amount will be adequate to fund the required repair, replacement, and refurbishments and to maintain its hotels in a competitive condition.

At March 31, 2002, $324,737 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements $443,101 was held for property improvement plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $287,575 and $316,057 in the first three months of 2002 and 2001, respectively. The Company had one hotel undergoing renovations at March 31, 2002. The Company currently plans to spend an additional $1.1 million in 2002, for renovations on the hotels it already owns.

In general, the Company's capital resources are believed sufficient to meet its cash requirements during 2002.

Dividend
--------

It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service. The Company's ability to pay regular quarterly distributions is dependent upon the results of operations of the Company's hotels. Because dividends were in excess of cash flow during 2001 and due to the uncertain economic climate, the company will be making decisions regarding 2002 distributions to shareholders on a quarterly basis. It is the Company's objective to maximize the shareholders' returns while preserving the value of their investment. In general, the Company's liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion. For the first quarter of 2002, we set the dividend at $0.20 and will continue to evaluate the dividend on a quarterly basis for the remainder of the year.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer be amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on its financial statements.

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 retains the requirements of Statement 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from Statement 121. This Statement was adopted on January 1, 2002. This statement did not have a material impact on the consolidated financial position or results of operations of the company as of March 31, 2002.

Impact of Inflation
-------------------

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. In certain instances, however, competitive pressures may limit the ability to raise room rates.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

   There have been no material changes since December 31, 2001. See the information provided in the Company's Annual Report on Form 10-K under Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 6. Exhibits and Reports on Form 8-K

   (a) Reports on Form 8-K

        The following table lists the reports on Form 8-K filed by the Company during the quarter ended March 31, 2002, the items reported and the financial statements included in such filings.

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Apple Suites, Inc.
                               ------------------
                                  (Registrant)

DATE: 5-14-02                                 BY: /s/ Glade M. Knight
      -------------------                         ----------------------
                                                       Glade M. Knight
                                                       President

                                              BY: /s/ David McKenney
                                                  ----------------------
                                                      David McKenney
                                                      Chief Financial Officer