Form 10-Q
period 2002-06-30
APPLE SUITES INC
filed 2002-08-14
CIK 1084681

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

Commission File Number 000-30491

APPLE SUITES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1933472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

At August 1, 2002, there were outstanding 12,666,677 shares of common stock, no par value, of the registrant.

APPLE SUITES, INC.
FORM 10-Q

Item 1.  Financial Statements (unaudited)

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2002	December 31, 2001

ASSETS
Investment in hotel-net of accumulated depreciation of $10,974,993 and $8,274,076, respectively	$168,631,669	$170,437,222
Cash and cash equivalents	6,159,579	8,331,891
Restricted cash	146,615	184,962
Accounts receivable, net	2,211,170	1,002,160
Inventories	145,300	145,300
Capital improvement reserve	338,724	438,823
Deferred financing costs, net	1,293,934	1,364,499
Deferred franchise fees	771,078	792,794
Other assets	1,277,939	2,479,434

Total Assets	$180,976,008	$185,177,085

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-secured	$76,612,135	$77,041,296
Interest payable	556,257	510,119
Accounts payable and accrued expenses	2,491,141	2,850,311
Due to third party manager	664,200	700,969
Account payable-affiliate	62,817	74,515
Distributions payable	—	—

Total Liabilities	80,386,550	81,177,210
Shareholders’ equity
Preferred stock 15,000,000 authorized shares, none issued or outstanding	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 12,666,677 shares as of June 30, 2002 and December 31, 2001	111,099,353	111,099,353
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Distributions greater than net income	(10,533,895)	(7,123,478)

Total Shareholders’ Equity	100,589,458	103,999,875

Total Liabilities and Shareholders’ Equity	$180,976,008	$185,177,085

See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUES:
Suite revenue	$12,411,658	$10,857,055	$24,052,840	$20,919,569
Other revenue	553,066	524,519	1,091,234	1,019,711
Interest income	4,099	214,401	12,001	308,440

Total revenues	12,968,823	11,595,975	25,156,075	22,247,720

EXPENSES:
Operating expenses	4,053,874	3,171,595	7,734,595	6,255,114
Hotel administrative expenses	937,541	850,247	1,865,497	1,653,452
Advertising and promotion	1,195,987	977,535	2,295,641	1,946,376
Utilities	487,706	388,779	970,445	843,675
Franchise fees	496,466	430,182	962,114	832,683
Management fees	446,145	412,496	857,076	823,556
Taxes, insurance and other	671,012	502,482	1,337,177	885,774
General and administrative	309,413	191,101	555,482	507,507
Depreciation of real estate owned	1,380,458	1,147,185	2,700,916	2,146,695
Interest	1,743,951	1,248,728	3,442,549	2,419,026
Ground lease	25,000	25,000	50,000	50,000
Management termination fees	—	43,430	—	1,413,520

Total expenses	11,747,553	9,388,760	22,771,492	19,777,378

Net income	$1,221,270	$2,207,215	$2,384,583	$2,470,342

Basic and diluted earnings per common share	$0.10	$0.18	$0.19	$0.23

Distributions per common share	$0.20	$0.26	$0.46	$0.52

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Class B Convertible Stock
					Distributions Greater Than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2001	12,666,677	$111,099,353	240,000	$24,000	$(7,123,478)	$103,999,875
Net proceeds from the sale of common shares	—	—	—	—	—	—
Net income	—	—	—	—	2,384,583	2,384,583
Cash distributions declared to common shareholders ($.46 per share)	—	—	—	—	(5,795,000)	(5,795,000)
Common stock issued through reinvestment of distributions	—	—	—	—	—	—

Balance at June 30, 2002	12,666,677	$111,099,353	240,000	$24,000	$(10,533,895)	$100,589,458

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	Six Months Ended June 30,
	2002	2001

Cash flow from operating activities:
Net income	$2,384,583	$2,470,342
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of real estate owned	2,700,916	2,146,695
Amortization of deferred financing costs	78,478	70,716
Amortization of deferred franchise fees	21,716	16,228
Management termination fees (non-cash portion)	—	470,090
Changes in operating assets and liabilities (excluding amounts acquired from Apple Suites Management, Inc.):
Prepaid expenses	1,195,396	(155,853)
Receivables	(1,209,010)	(1,070,569)
Other assets	6,099	105,037
Accounts payable	(8,947)	(137,316)
Accounts payable-affiliates	(11,698)	78,127
Due to third party manager	(36,769)	600,972
Accrued expenses	(350,224)	199,329
Interest payable	46,138	38,450

Net cash provided by operating activities	4,816,678	4,832,248
Cash flow from investing activities:
Cash assumed in the acquisition of Apple Suites Management, Inc.	—	2,793,106
Cash paid in the acquisition of hotels	—	(31,099,671)
Net (increase) decrease in cash restricted for property and capital improvement reserve held with third party	138,446	(1,001,991)
Capital improvements	(895,362)	(1,344,382)

Net cash used in investing activities	(756,916)	(30,652,938)
Cash flow from financing activities:
Repayment of secured notes payable	(429,161)	(8,056,652)
Proceeds from secured notes payable	—	10,700,000
Payment of financing costs	(7,913)	(79,483)
Net proceeds from issuance of common stock	—	35,933,303
Cash distributions paid to shareholders	(5,795,000)	(4,287,297)

Net cash provided by (used in) financing activities	(6,232,074)	34,209,871
Increase (decrease) in cash and cash equivalents	(2,172,312)	8,389,181
Cash and cash equivalents, beginning of period	8,331,891	2,653,058

Cash and cash equivalents, end of period	$6,159,579	$11,042,239

Supplemental Information:
non-cash transactions:
Apple Suites Management, Inc. acquisition
Operating assets acquired	—	$2,009,431
Operating liabilities acquired	—	5,272,627
Notes payable - secured issued to seller in connection with hotel acquisitions	—	16,500,000

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2002

(1)	General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the period ended December 31, 2002. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 Annual Report on Form 10-K.

Organization

Apple Suites, Inc. (the “Company”), a Virginia corporation, was initially capitalized on March 26, 1999, and commenced operations on September 1, 1999.  The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company operates in one defined business segment consisting of upscale, extended stay hotel properties.  The Company leases all hotel properties owned to Apple Suites Management, Inc. (the “Lessee”), a 100% owned taxable REIT subsidiary.  Each hotel is leased by the Company to the Lessee under a master hotel lease agreement.  Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”), manages the Company’s hotels under the terms of a management agreement, as part of the Homewood Suites ® by Hilton ® franchise.

Summary of Significant Accounting Policies

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets continue to be amortized over their useful lives.  The Company adopted these new accounting standards beginning the first quarter of fiscal 2002.  The adoption of these standards did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and

Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Company adopted SFAS No. 144 as of January 1, 2002.  The statement did not have a material impact on the consolidated financial position or results of operations of the Company as of June 30, 2002.

(2)	Investment in Hotels

	At June 30, 2002, the Company owned 17 hotels. Investment in hotels consisted of the following:

		June 30, 2002	December 31, 2001

	Land	$29,926,099	$29,923,592
	Building	134,666,539	137,549,729
	Furniture and equipment	15,014,024	11,237,977

		$179,606,662	$178,711,298
	Less accumulated depreciation	(10,974,993)	(8,274,076)

		$168,631,669	$170,437,222

General location of hotel	Number of Suites

Richmond, Virginia	123
Plano, Texas	99
Irving/ Las Colinas, Texas	136
Addison, Texas	120
Atlanta/ Cumberland, Georgia	124
Baltimore, Maryland	147
Boulder, Colorado	112
Clearwater, Florida	112
Detroit/ Warren, Michigan	76
Atlanta/ Peachtree, Georgia	92
Philadelphia, Pennsylvania	123
Salt Lake City, Utah	98
Jackson, Mississippi	91
Atlanta/ Buckhead, Georgia	92
St. Louis, Missouri	145
Portland, Oregon	123
Dulles/ Washington, D.C.	109

Total Suites	1,922

(3)	Management Agreements

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At June 30, 2002 and June 30, 2001, Promus held $338,724 and $1,694,119, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at June 30, 2002 and 2001, $146,615 and $75,971, respectively, were held for property improvements with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were paid in 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites ® by Hilton ® and to participate in its reservation system.  Total expenses for these services were $1,819,190 and $1,656,239 for the first six months of 2002 and 2001, respectively.  These expenses are included in the hotel operating expenses mentioned above.

(4)	Shareholders’ Equity

In July 2002, the Company declared and distributed to its shareholders $2,546,002 ($0.201 per share).

It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service.  The Company’s ability to pay regular quarterly distributions is dependent upon the results of operations of the Company’s hotels.  Because dividends were in excess of cash flow during 2001 and the first two quarters of 2002, and due to the uncertain economic climate, the company will make decisions regarding any future 2002 distributions to shareholders on a quarter-by-quarter basis.  It is the Company’s objective to maximize the shareholders’ returns while preserving the value of their investment.  In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion.  The Company set the first quarter 2002 dividend at $0.20, and after improved second quarter revenues, raised the second quarter dividend slightly to $0.201 per share.  We will continue to evaluate the dividend on a quarter-by-quarter basis for the remainder of the year.

(5)	Commitments and Related Parties

The Company has contracted with Apple Suites Advisors, Inc. (“ASA”) to advise and provide day to day advisory and management services to the Company.  In accordance with the advisory contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company.  For the six months ended June 30, 2002 and June 30, 2001, ASA earned $156,252 and $142,022 respectively, under the advisory agreement.  In addition, the Company reimburses ASA for certain reimbursable expenses.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sales price of any dispositions of real estate investments, subject to certain conditions.  For the six months ended June 30, 2002, ASRG did not earn any such fees.  During the six months ended June 2001, the Company paid ASRG $696,000 in these fees.  In addition, the Company reimburses ASRG for certain reimbursable expenses.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(6)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS 128:

	Three Months Ended 6/30/02	Three Months Ended 6/30/01	Six Months Ended 6/30/02	Six Months Ended 6/30/01

Numerator:
Net Income
Numerator for basic and Diluted earnings	$1,221,270	$2,207,215	$2,384,583	$2,470,342
Denominator:
Denominator for basic earnings pershare weighted-average shares	12,666,677	12,276,506	12,666,677	10,861,590
Effect of dilutive securities:
Stock options	0	2,200	0	2,200

Denominator for diluted earnings per share-adjusted weighted- average shares and assumed conversions	12,666,677	12,278,706	12,666,677	10,863,790

Basic and diluted earnings per common share	$.10	$0.18	$.19	$0.23

(7)	Income Taxes

Apple Suites Management, Inc., the Company’s taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during the period and as such has no income tax liability at June 30, 2002.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain.  At June 30, 2002, the taxable REIT subsidiary has approximately $600,000 of net operating loss carryforwards which begin to expire in 2020.

(8)	Subsequent Events

In July 2002, the Company declared and distributed to its shareholders approximately $2,546,002 ($0.201 per share).  As the “best efforts offering” of stock was closed in April 2001, no dividends were reinvested in the purchase of additional shares.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Suites, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competitors within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

General

The Company is a Virginia corporation, is a real estate investment trust (REIT) that owns upscale extended-stay and upscale limited-service hotels.  The Company owns 17 hotels located in 12 states, with a total of 1,922 suites.

All of the Company’s hotels are leased to Apple Suites Management, Inc. (the “Lessee”), a taxable REIT subsidiary that is wholly owned by the Company.  Promus Hotels, Inc. (“Promus”), a wholly-owned subsidiary of Hilton Hotels Corporation, manages all of the Company’s hotels as part of the Homewood Suites® by Hilton® franchise.

The Company is externally advised and has contracted with Apple Suites Advisors, Inc. (“ASA”) to manage its day-to-day operations and make investment decisions.  The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage and acquisition services in connection with its hotel acquisitions and dispositions.  ASA and ASRG are both owned by Glade M. Knight, the Company’s Chairman.

Results of Operations

Revenues

The Company’s principal source of revenue is hotel revenue. During the six months ended June 30, 2002, the company had suite and other revenues of $24,052,840 and $1,091,234, respectively.  During the same period in 2001, the Company had suite and other revenues of $20,919,569 and $1,019,710, respectively. For the three-month periods ended June 30, 2002, the Company had suite and other revenues of $12,411,658 and $553,066, respectively. During the same second-quarter period in 2001, the Company had suite and other revenues of $10,857,055 and $524,519, respectively. The additional revenues generated by the four hotels purchased during the second quarter of 2001 produced the increases in suite and other revenue.

The Company’s interest income earned from the investments of its cash and cash reserves was $12,001 and $308,440 for the six months ended June 30, 2002 and 2001, respectively.  The decrease in interest earned was a result of the Company having used funds to purchase hotels during the second quarter of 2001, and therefore having less cash to invest during the second quarter of 2002.

For the six months ended June 30, 2002 and June 30, 2001, the average occupancy rate was 72% and 76%, the average daily rate (“ADR”) was $96 and $101, and the revenue per available room (“REVPAR”) was $69 and $76, respectively.  For the three months ended June 30, 2002 and 2001, the average occupancy rate was 75% and 76%, the average daily rate (“ADR”) was $94 and $100, and the revenue per available room (“REVPAR”) was $71 and $76, respectively.  The decreases in average occupancy rate, ADR and REVPAR in the first six months of 2002 are reflective of the current state of the lodging industry in which demand had decreased as a result of weakened economic conditions and continued negative impact of the events on September 11, 2001.

Comparable Hotel Results
The Company’s comparable hotels consist of 13 Homewood Suites® by Hilton®, containing 1,453 suites that the Company has owned since January 1, 2001. For the three months ended June 30, 2002, the hotels had a 6% decrease in REVPAR from $75.56 to $71.34 and a 5% decrease in ADR from $99.84 to $94.65 over the same three-month period in 2001. Average occupancy rate for the first quarter of 2002 for these hotels decreased 0.3% from the first quarter of 2001. These decreases are due to the factor mentioned above.

Expenses
Interest expense was $3,442,549 and $2,419,026 for the six months ended June 30, 2002 and June 30, 2001, respectively.  The Company placed three new mortgages after the second quarter 2001, resulting in additional interest in 2002.

Depreciation expense for the six months ended June 30, 2002 increased to $2,700,916 up from $2,146,695 for the six months ended June 30, 2001.  For the second quarters of 2002 and 2001, depreciation expense totaled $1,380,458 and $1,147,185, respectively. The increase in depreciation expense is a direct result of the addition of four properties in the second quarter of 2001.

Taxes, insurance, and other expenses were $1,337,177 or 6% of the Company’s suite revenue for the six months ended June 30, 2002. These expenses were $885,774 or 4% of the Company’s suite revenue for the same period in 2001.  During the three months ended June 30, 2002 and June 30, 2001, these expenses totaled $671,012 and $502,482, respectively, both of which represent 5% of the Company’s suite revenues during those periods.  The rise in year-to-date expenses is a direct result of the addition of four properties in the second quarter of 2001.

General and administrative expenses for the first six months of 2002 were $555,482 or 2% of the Company’s suite revenue.  For the same period in 2001, these expenses were $507,507 or 2% of the Company’s suite revenue.  During the three months ended June 30, 2002 and June 30, 2001, these expenses totaled $309,413 and $191,101, respectively, both of which represent 2% of the Company’s suite revenues during those periods.  These expenses represent the administrative expenses of the Company, as distinguished from hotel operating expenses.

Hotel expenses totaled $14,685,368 and $7,617,719 for the six and three months ended June 30,

2002, respectively.  For the six and three months ended June 30, 2001, hotel expenses totaled $12,354,856 and $6,230,834, respectively. The full quarter operating expenses from the three hotels acquired during the latter part of the second quarter of 2001 account primarily for the increase.

Promus manages day-to-day operations of the hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were paid in 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites ® by Hilton ® and to participate in its reservation system.  Total expenses for these services were $1,819,190 and $1,656,239 for the first six months of 2002 and 2001, respectively.  These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents
Cash and cash equivalents totaled $6,159,579 at June 30, 2002.  This was made up of $3,545,134 in funds held at the hotel-level, with the remaining $2,614,445 held directly by the Company.

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

At June 30, 2002, $338,724 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements, $146,615 was held for property improvement plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $895,362 and $1,344,382 in the first six months of 2002 and 2001, respectively. The Company had one hotel undergoing renovations at June 30, 2002.  The Company currently plans to spend an additional $1.2 million in 2002, for renovations on the hotels it already owns.

In general, the Company’s capital resources are believed sufficient to meet its cash requirements during 2002. Although the Company has not reached an agreement, it is in discussion with various lenders to obtain a line of credit.

Dividend
It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service.  The Company’s ability to pay regular quarterly distributions is dependent upon the results of operations of the Company’s hotels.  Because dividends were in excess of cash flow during 2001 and the first two quarters of 2002, and due to the uncertain economic climate, the company will be making decisions regarding any future 2002 distributions to shareholders on a quarter-by-quarter basis.  It is the Company’s objective to maximize the shareholders’ returns while preserving the value of their investment.  In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion.  The Company set the first quarter 2002 dividend at $0.20, and after improved second quarter revenues, raised the second quarter dividend slightly to $0.201 per share.  We will continue to evaluate the dividend on a quarter-by-quarter basis for the remainder of the year.

Seasonality
The hotel industry historically has been seasonal in nature, reflecting higher occupancy rates primarily during the first three quarters of the year. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in the Company’s revenues, particularly during the fourth quarter. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to annual impairment tests in accordance with the Statements.  Other intangible assets continue to be amortized over their useful lives.  The Company adopted these new accounting standards beginning the first quarter of fiscal 2002.  The adoption of these standards did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Company adopted SFAS No. 144 as of January 1, 2002.  The statement did not have a material impact on the consolidated financial position or results of operations of the Company as of June 30, 2002.

Impact of Inflation
Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  In certain instances, however, competitive pressures may limit the ability to raise room rates.

Part II, Item 3.  Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2001. See the information provided in the Company’s Annual Report on Form 10-K under Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II, Item 4.  Submission of Matters to a Vote of Security Holders.

On May 22, 2002, the Company held an Annual Meeting of Shareholders for the purpose of electing one director to the Company’s Board of Directors.  The sole nominee to the Company’s Board of Directors was Glade M. Knight, who was a current director of the Company.  Mr. Knight was nominated for an additional three-year term on the Board of Directors.  The election was uncontested and Mr. Knight was elected.

The total number of votes represented at the Annual Meeting of Shareholders was 12,665,383.  There were 12,562,677 votes cast in favor of Mr. Knight’s election as director, and there were 96,198 votes withheld.

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Bruce H. Matson, Michael S. Waters and Robert M. Wily.

Part II, Item 5   Other Events

Apple Suites, Inc. is evaluating a possible business combination with Apple Hospitality Two, Inc. which would involve the acquisition of Apple Suites by Apple Hospitality in a merger transaction.  The Board of Directors of each company has appointed a separate subcommittee to evaluate the potential business combination and each subcommittee is expected to engage separate financial advisors to assist in evaluating a possible business combination.  The companies are evaluating a transaction structure involving a stock merger with a partial cash election feature which would be treated for federal income tax purposes as a tax free reorganization, except to the extent of cash, if any, received by Apple Suites shareholders.  There can be no assurance that this evaluation will result in an agreement being reached or that a business combination transaction will occur.

Apple Hospitality is a real estate investment trust that owns upper-end extended stay hotels. Apple Hospitality owns 25 hotels, all of which are operated under the Residence Inn® by Marriott® brand.

Part II, Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

	3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055)

	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K

On April 1, 2002, the Company filed a report on Form 8-K/A. The 8-K/A reported on Item 7 and included the following financial statements:

Hotel in Buckhead, Georgia
Combined Balance Sheet - December 31, 2000
Statement of Members’ Equity - Year Ended December 31, 2000
Statement of Income - Year Ended December 31, 2000
Statement of Cash Flows - Year Ended December 31, 2000
Notes to the Financial Statements
Independent Accountants’ Compilation Report
Balance Sheet (unaudited) - March 31, 2000
Statement of Members’ Equity (unaudited) - January 1, 2001 through March 31, 2001
Statement of Income (unaudited) - January 1, 2001 through March 31, 2001
Statement of Cash Flows (unaudited) - January 1, 2001 through March 31, 2001
Notes to the Financial Statements (unaudited)

Hotel in Chesterfiled, Missouri and Hotel in Beaverton, Oregon
Combined Balance Sheet - December 31, 2000
Combined Statement of Shareholders’ Equity - Year Ended December 31, 2000
Combined Statement of Operations - Year Ended December 31, 2000
Combined Statement of Cash Flows - Year Ended December 31, 2000
Notes to the Combined Financial Statements
Combined Balance Sheet (unaudited) - May 31, 2000
Combined Statement of Shareholders’ Equity (unaudited) - January 1, 2001 through May 31, 2001
Combined Statement of Income (unaudited) - January 1, 2001 through May 31, 2001
Combined Statement of Cash Flows (unaudited) - January 1, 2001 through May 31, 2001
Notes to the Financial Statements (unaudited)

Pro Forma Financial Information (for Apple Suites, Inc.)
Pro Forma Condensed Consolidated Statements of Operations (unaudited) - Year Ended December 31, 2000 and the Six Months Ended June 30, 2001
Notes to Pro Forma Financial Statements (unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apple Suites, Inc. (Registrant)

DATE: August 14, 2002	BY:	/s/ Glade M. Knight

Glade M. Knight
President

	BY:	/s/ David McKenney

David McKenney
Chief Financial Officer