Form 10-Q
period 2002-09-30
APPLE SUITES INC
filed 2002-11-14
CIK 1084681

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

At November 1, 2002, there were outstanding 12,666,677 shares of common stock, no par value, of the registrant.

APPLE SUITES, INC.
FORM 10-Q

Item 1. Financial Statements (unaudited)

APPLE SUITES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS
Investment in hotel -net of accumulated depreciation of $12,371,937 and $8,274,076, respectively	$167,776,509	$170,437,222
Cash and cash equivalents	4,400,705	8,331,891
Restricted cash	109,368	184,962
Accounts receivable, net	1,725,921	1,002,160
Inventories	145,300	145,300
Capital improvement reserve	40,564	438,823
Deferred financing costs, net	1,256,732	1,364,499
Deferred franchise fees	760,220	792,794
Other assets	2,346,150	2,479,434

Total Assets	$178,561,469	$185,177,085

LIABILITIES and SHAREHOLDERS’ EQUITY
Liabilities
Notes payable-secured	$76,322,856	$77,041,296
Interest payable	—	510,119
Accounts payable and accrued expenses	2,098,039	2,850,311
Due to third party manager	970,454	700,969
Account payable-affiliate	35,145	74,515

Total Liabilities	79,426,494	81,177,210
Shareholders’ equity
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 12,666,677 shares as of June 30, 2002 and December 31, 2001	111,099,353	111,099,353
Distributions greater than net income	(11,988,378)	(7,123,478)

Total Shareholders’ Equity	99,134,975	103,999,875

Total Liabilities and Shareholders’ Equity	$178,561,469	$185,177,085

See accompanying notes to consolidated financial statements.

APPLE SUITES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Suite revenue	$12,131,109	$12,147,379	$36,183,949	$33,066,948
Other revenue	526,850	591,509	1,618,084	1,611,219
Interest income	3,324	32,955	15,325	341,395

Total revenues	12,661,283	12,771,843	37,817,358	35,019,562
EXPENSES:
Operating expenses	3,747,005	3,949,478	11,481,600	10,204,592
Hotel administrative expenses	1,069,657	945,152	2,935,154	2,598,604
Advertising and promotion	1,195,375	1,193,716	3,491,016	3,140,092
Utilities	591,038	608,250	1,561,483	1,451,925
Franchise fees	485,244	485,895	1,447,358	1,318,578
Management fees	455,731	334,296	1,312,807	1,157,852
Taxes, insurance and other	697,227	605,131	2,034,404	1,490,905
General and administrative	166,686	180,532	722,168	688,039
Depreciation of real estate owned	1,396,945	1,296,841	4,097,861	3,443,536
Interest	1,739,876	1,704,559	5,182,425	4,123,584
Ground lease	25,000	25,000	75,000	75,000
Management termination fees	—	—	—	1,413,520

Total expenses	11,569,784	11,328,850	34,341,276	31,106,227

Net income	$1,091,499	$1,442,993	$3,476,082	$3,913,335

Basic and diluted earnings per common share	$0.09	$0.11	$0.27	$0.34

Distributions declared per common share	$0.20	$0.26	$0.66	$0.77

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Class B Convertible Stock		Distributions Greater Than Net Income	Total Shareholders’ Equity

	Number of Shares	Amount	Number of Shares	Amount

Balance at December 31, 2001	12,666,677	$111,099,353	240,000	$24,000	$(7,123,478)	$103,999,875
Net proceeds from the sale of common shares	—	—	—	—	—	—
Net income	—	—	—	—	3,476,082	3,476,082
Cash distributions declared to common shareholders ($.66 per share)	—	—	—	—	(8,340,982)	(8,340,982)
Common stock issued through reinvestment of distributions	—	—	—	—	—	—

Balance at September 30, 2002	12,666,677	$111,099,353	240,000	$24,000	$(11,988,378)	$99,134,975

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED):

	Nine Months Ended September 30,

	2002	2001

Cash flow from operating activities:
Net income	$3,476,082	$3,913,335
Adjustments to reconcile net income to net cash provided by operating activities	—	—
Depreciation of real estate owned	4,097,861	3,443,536
Amortization of deferred financing costs	115,679	108,024
Amortization of deferred franchise fees	32,574	25,704
Management termination fees (non-cash portion)	—	470,090
Changes in operating assets and liabilities (excluding amounts acquired from Apple Suites Management, Inc.):
Prepaid expenses	815,230	(311,886)
Receivables	(723,761)	(578,244)
Other assets	(681,946)	(142,114)
Accounts payable	(85,497)	(170,307)
Accounts payable-affiliates	(39,370)	78,126
Due to third party manager	269,485	(281,800)
Accrued expenses	(666,775)	197,380
Interest payable	(510,119)	14,845

Net cash provided by operating activities	6,099,443	6,766,689
Cash flow from investing activities:
Cash assumed in the acquisition of Apple Suites Management, Inc.	—	2,793,106
Cash paid for the acquisition of hotels	—	(31,099,671)
Net (increase) decrease in cash restricted for property and capital improvement reserve held with third party	473,853	(346,548)
Capital improvements	(1,437,148)	(2,422,589)

Net cash used in investing activities	(963,295)	(31,075,702)
Cash flow from financing activities:
Repayment of secured notes payable	(718,440)	(18,834,311)
Proceeds from secured notes payable	—	18,200,000
Payment of financing costs	(7,912)	(124,605)
Net proceeds from issuance of common stock	—	35,900,867
Cash distributions paid to shareholders	(8,340,982)	(7,457,864)

Net cash provided by (used in) financing activities	(9,067,334)	27,684,087
Increase (decrease) in cash and cash equivalents	(3,931,186)	3,375,074
Cash and cash equivalents, beginning of period	8,331,891	2,653,058

Cash and cash equivalents, end of period	$4,400,705	$6,028,132

Supplemental Information:
Non-cash transactions:
Apple Suites Management, Inc. acquisition
Operating assets acquired	—	$2,009,431
Operating liabilities acquired	—	5,272,627
Notes payable- secured issued to seller in connection with hotel acquisitions	—	16,500,000

See accompanying notes to consolidated financial statements.

APPLE SUITES, INC
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2002

(1)	General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 Annual Report on Form 10-K.

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

(2)	Investment in Hotels

At September 30, 2002, the Company owned 17 hotels. Investment in hotels consisted of the following:

	September 30, 2002	December 31, 2001

Land	$29,927,843	$29,923,592
Building and improvements	138,318,831	137,549,729
Furniture and equipment	11,901,772	11,237,977

	$180,148,446	$178,711,298
Less accumulated depreciation	(12,371,937)	(8,274,076)

	$167,776,509	$170,437,222

Location of hotel	Number of Suites

Richmond, Virginia	123
Plano, Texas	99
Irving/ Las Colinas, Texas	136
Addison, Texas	120
Atlanta/ Cumberland, Georgia	124
Baltimore, Maryland	147
Boulder, Colorado	112
Clearwater, Florida	112
Detroit/ Warren, Michigan	76
Atlanta/ Peachtree, Georgia	92
Philadelphia, Pennsylvania	123
Salt Lake City, Utah	98
Jackson, Mississippi	91
Atlanta/ Buckhead, Georgia	92
St. Louis, Missouri	145
Portland, Oregon	123
Dulles/ Washington, D.C.	109

Total Suites	1,922

(3)	Management Agreements

Promus Hotels, Inc. (“Promus”), a wholly owned subsidiary of Hilton Hotels Corporation (“Hilton”), manages each of the Company’s hotels under the terms of a management agreement, as part of the Homewood Suites ® by Hilton franchise.

The Company is obligated to pay the costs of real estate and personal property taxes, property insurance and maintenance of the hotels. The Company is committed under management agreements to fund up to 5% of gross revenues for capital expenditures to include periodic replacement or refurbishment of furniture, fixtures, and equipment. At September 30, 2002 and September 30, 2001, Promus held $40,564 and $1,072,994, respectively, for these capital improvement reserves. In addition, in accordance with the franchise agreements, at September 30, 2002 and 2001, $109,368 and $41,653, respectively, were held for property improvements with a financial institution and treated as restricted cash.

Promus manages day-to-day operations of the hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were earned in 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites ® by Hilton ® and to participate in its reservation system.  Total expenses for these services were $2,760,165 and $2,476,430 for the first nine months of 2002 and 2001, respectively.  These expenses are included in the hotel operating expenses mentioned above.

(4)	Commitments and Related Parties

The Company has contracted with Apple Suites Advisors, Inc. (“ASA”) to advise and provide day to day advisory and management services to the Company.  In accordance with the advisory contract, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company, plus reimbursements of certain expenses.  For the nine months ended September 30, 2002 and September 30, 2001, ASA earned $203,127 and $220,148 respectively, under the advisory agreement.  In addition, the Company reimburses ASA for certain reimbursable expenses.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to acquire and dispose of real estate assets for the Company.  In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sales price of any dispositions of real estate investments, subject to certain conditions.  For the nine months ended September 30, 2002, ASRG did not earn any such fees.  During the nine months ended September 30, 2001, the Company paid ASRG $951,000 in these fees.  In addition, the Company reimburses ASRG for certain reimbursable expenses.

ASRG and ASA are 100% owned by Glade M. Knight, Chairman and President of the Company.

(5)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with FAS 128:

	Three Months Ended 9/30/02	Three Months Ended 9/30/01	Nine Months Ended 9/30/02	Nine Months Ended 9/30/01

Numerator:
Net Income
Numerator for basic and Diluted earnings	$1,091,499	$1,442,993	$3,476,082	$3,913,335
Denominator:
Denominator for basic and diluted earnings per share-adjusted weighted-average shares and assumed conversions	12,666,677	12,666,677	12,666,677	11,463,285

Basic and diluted earnings per common share	$0.09	$0.11	$0.27	$0.34

(6)	Income Taxes

Apple Suites Management, Inc., the Company’s taxable REIT subsidiary is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss during the period and as such has no income tax liability at September 30, 2002.  No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain.  At September 30, 2002, the taxable REIT subsidiary has $600,000 of net operating loss carryforwards which begin to expire in 2020.

(7)	Subsequent Events

In October 2002, the Company declared and distributed to its shareholders dividends in the approximate amount of $2,546,002 ($0.201 per share).  As the “best efforts offering” of stock was closed in April 2001, no dividends were reinvested in the purchase of additional shares.

It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service.  The Company’s ability to pay regular quarterly distributions is dependent upon the results of operations of the Company’s hotels.  Because dividends were in excess of cash flow during 2001 and the first two quarters of 2002, and due to the uncertain economic climate, the company will make decisions regarding any future 2002 distributions to shareholders on a quarter-by-quarter basis.  It is the Company’s objective to maximize the shareholders’ returns while preserving the value of their investment.  In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion.  The Company set the first quarter 2002 dividend at $0.20, and after improved second quarter revenues, raised the second and third quarter dividends slightly to $0.201 per share.  We will continue to evaluate the dividend on a quarter-by-quarter basis for the remainder of the year.

On November 1, 2002, the Company established a $3 million unsecured line of credit with a commercial bank.  The unsecured line of credit bears interest at one month LIBOR plus 300 basis points.  The maturity date is April 30, 2003. There were no amounts outstanding at September 30, 2002 and 2001 under any such arrangement.

On October 23, 2002, the boards of directors of Apple Hospitality Two, Inc. (“Hospitality”) and the Company approved a merger transaction in which the Company will become a subsidiary of Hospitality. On October 24, 2002, an agreement and plan of merger was signed by Hospitality, Hospitality Acquisition Company and the Company.  Further information regarding the merger with Hospitality is described under “Item 5. Other Events”.

In connection with and contingent upon the merger, the Series B shares issued to Glade Knight will become convertible to 480,000 shares of Company’s common shares.  The Company will record an expense related to this conversion based on the fair value of the common shares at the time it is considered probable these shares will be converted which we consider to be the date of shareholder approval.  Based on a $10 share price, an expense of $4.8 million would be recorded in our consolidated statements of operations.

There can be no assurances these transactions will be consumated.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Suites, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competitors within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

General

The Company is a real estate investment trust (REIT) that owns upscale extended-stay, limited-service hotels.  The Company owns 17 hotels located in 12 states, with a total of 1,922 suites.

All of the Company’s hotels are leased to Apple Suites Management, Inc. (the “Lessee”), a taxable REIT subsidiary that is wholly owned by the Company.  Promus Hotels, Inc. (“Promus”), a wholly-owned subsidiary of Hilton Hotels Corporation, manages all of the Company’s hotels as part of the Homewood Suites® by Hilton® franchise.

The Company is externally-advised and has contracted with Apple Suites Advisors, Inc. (“ASA”) to manage its day-to-day operations and make investment decisions.  The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage and acquisition services in connection with its hotel acquisitions and dispositions.  ASA and ASRG are both owned by Glade M. Knight, the Company’s Chairman and President.

On October 23, 2002, the boards of directors of Apple Hospitality Two, Inc. (“Hospitality”) and the Company approved a merger transaction in which the Company will become a subsidiary of Hospitality. On October 24, 2002, an agreement and plan of merger was signed by Hospitality, Hospitality Acquisition Company and the Company.  Further information regarding the merger with Hospitality is described under “Item 5. Other Events”.

Results of Operations

Revenues
The Company’s principal source of revenue is hotel suite revenue. During the nine months ended September 30, 2002, the Company had suite and other revenues of $36,183,949 and $1,618,084, respectively.  During the same period in 2001, the Company had suite and other revenues of $33,066,948 and $1,611,219, respectively. The increase in revenues for this nine-month period was caused by the purchase of the four hotels during the second quarter of 2001.  For the three-month periods ended September 30, 2002, the Company had suite and other revenues of $12,131,109 and $526,850, respectively. During the same third-quarter period in 2001, the Company had suite and other revenues of $12,147,379 and $591,509, respectively.  We believe the flattened level of revenues for this three-month period in 2002 as compared to 2001 is attributed  to the decrease in business demand, caused by the events of September 11, 2001 and the weakened economic conditions.

The Company’s interest income earned from the investments of its cash and cash reserves was $15,325 and $341,395 for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in interest earned was a result of the Company having used funds to purchase hotels during the second quarter of 2001, and therefore having less cash to invest during 2002.

For the nine months ended September 30, 2002 and September 30, 2001, the average occupancy rate was 73% and 73%, the average daily rate (“ADR”) was $95 and $101, and the revenue per available room (“REVPAR”) was $69 and $73, respectively. For the three months ended September 30, 2002 and 2001, the average occupancy rate was 74% and 69%, the average daily rate (“ADR”) was $93 and $100, and the revenue per available room (“REVPAR”) was $69 and $69, respectively.  The decreases in ADR and REVPAR in the first nine months of 2002 are reflective of the current state of the lodging industry, in which demand has decreased due to the effects of September 11, 2001 and the weakened economic conditions.  Discounts in suite rates were used during 2002 to build occupancy and increase market share.  As economic conditions improve, discounts will become smaller, allowing for increased revenues over time.  The recovery of the lodging industry is expected to lag behind the broader economy.

Expenses
Interest expense was $5,182,425 and $4,123,584 for the nine months ended September 30, 2002 and September 30, 2001, respectively.  The Company placed three new mortgages during the last half of 2001, resulting in higher interest expense in 2002.

Depreciation expense for the nine months ended September 30, 2002 increased to $4,097,861 up from $3,443,536 for the nine months ended September 30, 2001.  For the third quarters of 2002 and 2001, depreciation expense totaled $1,396,945 and $1,296,841, respectively.  The acquisitions of the four hotels in the second quarter of 2001 and depreciation on capital improvements made in 2001 and 2002 caused this increase in depreciation expense in 2002.

Taxes, insurance, and other expenses were $2,034,404 or 6% of the Company’s suite revenue for the nine months ended September 30, 2002. These expenses were $1,490,905 or 5% of the Company’s suite revenue for the same period in 2001.  This increase in the year-to-date expense is directly attributed to the purchase of the four hotels in the second quarter of 2001.  For the third quarter of 2002, these expenses were $697,227 or 6% of the Company’s suite revenue.  These expenses were $605,131 or 5% of suite revenue for the same period in 2001.  Increases in tax assessments primarily caused the rise in these expenses during the third quarter 2002, as compared to the same period in 2001.

General and administrative expenses for the first nine months of 2002 were $722,168 or 2% of the Company’s suite revenue.  For the same period in 2001, these expenses were $688,039 or 2% of the Company’s suite revenue.  During the three months ended September 30, 2002, these expenses totaled $166,686, which represents 1% of the Company’s suite revenue.  For the same three-month period in 2001, these expenses totaled $180,532, or 1% of the Company’s suite revenue.  These expenses denote the administrative expenses of the Company, as distinguished from hotel operating expenses.

Hotel expenses totaled $22,229,418 and $7,544,050 for the nine and three months ended September 30, 2002, respectively.  For the nine and three months ended September 30, 2001, hotel expenses totaled $19,871,643 and $7,516,787, respectively. The full year of operating expenses from the three hotels acquired during the latter part of the second quarter of 2001 account primarily for the increase.

Promus manages day-to-day operations of the hotels.  For the hotels acquired prior to 2001, Promus charges fees equal to 4% of total revenue for this function.  For two of the hotels acquired in 2001, Promus charges a base management fee of 2% of total revenue and an incentive management fee calculated on the basis of operating profit of the hotels.  No incentive management fees were earned in 2002.  For the other two hotels acquired in 2001, Promus charges 2% of total revenues for the first twelve months, 3% of total revenues for the second twelve months and 4% of total revenues thereafter.  Promus also charges a fee of 4% of suite revenue for franchise licenses to operate as a Homewood Suites ® by Hilton ® and to participate in its reservation system.  Total expenses for franchise fees, management fees, advertising expenses and other reimbursable services were $4,195,603 and $3,800,292 for the first nine months of 2002 and 2001, respectively.  These expenses are included in the hotel operating expenses mentioned above.

Liquidity and Capital Resources

Cash and cash equivalents
Cash and cash equivalents totaled $4,400,705 at September 30, 2002.  This was made up of $3,474,144 in funds held at the hotel-level, with the remaining $926,561 held directly by the Company.

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

At September 30, 2002, $40,564 was held by Hilton for these capital improvement reserves. In addition, in accordance with the franchise agreements, $109,368 was held for property improvement plans with a financial institution and treated as restricted cash. The Company capitalized improvements of $1,442,674 and $1,520,595 in the first nine months of 2002 and 2001, respectively.  The Company currently plans to spend an additional $375,000 in 2002, for renovations on the hotels it already owns.

In general, the Company’s capital resources are believed sufficient to meet its cash requirements during 2002.  On November 1, 2002, the Company established an unsecured credit line of $3 million with a commercial bank for general corporate purposes.  The maturity date is April 30, 2003.  There were no amounts outstanding for this unsecured credit line as of September 30, 2002 and 2001.

Dividend
It is anticipated that the revenues generated from the hotels and the remaining funds from financings will be used to meet normal hotel operating expenses, payment of distributions and monthly debt service.  The Company’s ability to pay regular quarterly distributions is dependent upon the results of operations of the Company’s hotels.  Because dividends were in excess of cash flow during 2001 and the first three quarters of 2002, and due to the uncertain economic climate, the company will be making decisions regarding any future 2002 distributions to shareholders on a quarter-by-quarter basis.  It is the Company’s objective to maximize the shareholders’ returns while preserving the value of their investment.  In general, the Company’s liquidity and capital resources are believed to be adequate to meet its cash requirements during the upcoming period, given the previous discussion.  The Company set the first quarter 2002 dividend at $0.20, and after improved second quarter revenues, raised the second and third quarter dividends slightly to $0.201 per share.  We will continue to evaluate the dividend on a quarter-by-quarter basis for the remainder of the year.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 retains the requirements of SFAS No. 121 relating to recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The Company adopted SFAS No. 144 as of January 1, 2002.  The statement did not have a material impact on the consolidated financial position or results of operations of the Company as of September 30, 2002.

Impact of Inflation
Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  In certain instances, however, competitive pressures may limit the ability to raise room rates.  At this time, there are not material effects of inflation.

Part I, Item 3.  Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 2001. See the information provided in the Company’s Annual Report on Form 10-K under Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I, Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

Part II, Item 5.  Other Events

On October 23, 2002, the boards of directors of the Company and Hospitality approved a merger transaction in which the Company will become a subsidiary of Hospitality. On October 24, 2002, an agreement and plan of merger was signed by the Company, Hospitality Acquisition Company and Hospitality.

In the merger, each Company common share will be converted into the right to receive one unit of Hospitality, unless the Company common shareholder elects to receive $10.00 in cash per common share of the Company subject to a $25 million limit on the cash to be paid in the merger. A unit of Hospitality consists of one Hospitality common share and one Hospitality Series A preferred share. If more common shareholders of the Company elect to receive cash than the maximum amount of cash consideration to be paid by Hospitality, Hospitality will distribute the cash on a pro rata basis, rounded to the nearest whole share. Hospitality, at its sole discretion prior to the effective time of the merger, may determine to increase the maximum amount of cash consideration to an amount not to exceed $30 million.

As a result of the merger, the 240,000 outstanding Class B convertible shares of the Company will be convertible into 480,000 common shares of the Company. Pursuant to the merger, the Class B convertible shares of the Company will be converted into the right to receive 480,000 Hospitality units, or one Hospitality unit for each common share of the Company, the same exchange ratio applicable to the Company’s common shareholders.

The merger is expected to be treated as a tax free reorganization for federal income tax purposes, except for cash, if any, received by the Company’s shareholders.

Holders of Hospitality units will continue to own their existing units after the merger.

In connection with the merger, Hospitality will pay an extraordinary dividend to its common shareholders. The extraordinary dividend will consist of an aggregate payment of $15 million which will be divided equally among the outstanding Hospitality common shares (approximately $0.49 per share) and is contingent on the merger becoming effective. The record date for the extraordinary dividend will be the record date of the Hospitality common shareholders’ meeting to approve the merger or another date that the Hospitality Board of Directors declares as long as the record date is prior to the effectiveness of the merger. The payment date for the extraordinary dividend will be after the effective date of the merger.

In connection with the merger, the boards of directors of the Company and Hospitality have determined that the companies will become self-advised contingent upon the merger occurring. Consequently, the advisory agreements the Company and Hospitality have with Apple Suites Advisors, Inc. will be terminated concurrently with the merger and, thereafter, no further advisory fees will be due thereunder. In addition, the property acquisition/disposition agreements that the Company and Hospitality have with Apple Suites Realty, which also is owned by Mr. Knight, will be terminated.  As a result of the termination of these agreements, the 240,000 Hospitality Series B convertible preferred shares held by Mr. Knight and two business associates would become convertible into 1,272,000 Hospitality units.  Mr. Knight and the other holders of Hospitality Series B convertible preferred shares are expected to exchange their Hospitality Series B convertible preferred shares for 1,272,000 newly created Hospitality Series C convertible preferred shares.  These new Hospitality Series C convertible preferred shares will have a liquidation preference comparable to the Hospitality Series B convertible preferred shares, in that holders of the Hospitality Series C convertible preferred shares will receive no payments in a liquidation for their Series C convertible preferred shares until holders of Hospitality units are paid in full for their Series A preferred shares.  Consequently, holders of Hospitality units will be entitled to receive $10.00 per share in cash on liquidation, before any payments will be made to Mr. Knight or the other holders of the Hospitality Series C convertible preferred shares for their Series C convertible preferred shares. Each Hospitality Series C convertible preferred share will be convertible into one of the Hospitality units upon either of the following triggering events:

•

Hospitality transfers substantially all of its assets, stock or business as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of Hospitality’s business.

•	Hospitality lists its units on a securities exchange or quotation system or in any established market.

The Hospitality Series C convertible preferred shares will also have the same voting rights and rights to receive dividend distributions as if they had already been converted to units of Hospitality.

To implement the termination of the advisory agreement for Hospitality, Hospitality and Glade M. Knight, the sole shareholder of Apple Suites Advisors, Inc., have reached an agreement in principle to acquire all of Mr. Knight’s stock in Apple Suites Advisors instead of paying a $6.48 million termination fee due Apple Suites Advisors under the advisory agreement. In this acquisition, Mr. Knight would receive a cash payment of $2 million and a non-interest-bearing promissory note, due in four years after the effective date of the merger, in a principal amount of $4.48 million. This acquisition is subject to the execution of definitive documentation and is conditioned upon the effectiveness of the merger.

The merger is subject to a number of conditions including the approval of the holders of (i) a majority of the outstanding common shares of the Company and (ii) the holders of a majority of common shares of the Company present and voting at the Company meeting called to consider the merger, excluding common shares of the Company owned by or voted under the control of a Company or Hospitality director. The merger also requires the approval of the holders of at least a majority of Hospitality’s common shares present and voting at Hospitality’s meeting called to consider the merger, excluding Hospitality’s common shares owned by or voted under the control of a Company or Hospitality director. The merger is expected to close shortly after the special meetings of shareholders for both companies if shareholders approve the merger.

Hospitality is an externally advised real estate investment trust owing upper-end extended-stay hotels in select metropolitan areas throughout the United States. As of October 23, 2002, Hospitality owned 48 extended-stay hotels, comprising 5,767 suites as a part of the Residence Inn(R) by Marriott(R) Franchise.

Part II, Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	2.1	Agreement and Plan of Merger. (Incorporated by reference to the Exhibit of the same number to current report on Form 8-K filed October 25, 2002.)

	3.1	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

	3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	On October 25, 2002, the Company filed a report on Form 8-K. The 8-K reports on Item 5 and does not contain financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLE SUITES, INC.
(Registrant)

DATE: November 14, 2002	BY:	/s/ GLADE M. KNIGHT

Glade M. Knight President

	BY:	/s/ DAVID MCKENNEY

David McKenney Chief Financial Officer

CERTIFICATIONS

I, Glade M. Knight, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Apple Suites, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GLADE M. KNIGHT

Glade M. Knight Chief Executive Officer Apple Suites, Inc.

I, David S. McKenney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cornerstone Realty Income Trust, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DAVID MCKENNEY

David S. McKenney Chief Financial Officer Apple Suites, Inc.

Exhibit Index
Exhibit No.	Description

2.1	Agreement and Plan of Merger. (Incorporated by reference to the Exhibit of the same number to our current report on Form 8-K filed October 25, 2002.)

3.3	Articles of Incorporation of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Exhibit of the same number to Form S-11 filed by Apple Suites, Inc.; SEC File No. 333-77055).

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).